Form 10-Q
period 1995-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1995-08-02
CIK 796489

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-15411

                 Southwest Royalties, Inc. Income Fund VI
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Tennessee                                          75-2127812
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1995            1994
                                                -----------    ------------
                                                (unaudited)

     Assets

Current assets:
  Cash                                         $    134,412       141,302
  Receivable from Managing General Partner          257,982       323,741
                                                  ---------     ---------
    Total current assets                            392,394       465,043
                                                  ---------     ---------
Oil and gas properties - using the full
  cost method of accounting                       8,594,778     8,594,778
  Less accumulated depreciation,
    depletion and amortization                    5,584,000     5,411,000
                                                  ---------     ---------
    Net oil and gas properties                    3,010,778     3,183,778
                                                  ---------     ---------
                                               $  3,403,172     3,648,821
                                                  =========     =========
     Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                             $        600           700
  Distributions payable                                 296           320
                                                  ---------     ---------
    Total current liabilities                           896         1,020
                                                  ---------     ---------
Partners' equity:
  General partners                                 (518,861)     (494,309)
  Limited partners                                3,921,137     4,142,110
                                                  ---------     ---------
    Total partners' equity                        3,402,276     3,647,801
                                                  ---------     ---------
                                               $  3,403,172     3,648,821
                                                  =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      1995      1994       1995      1994
                                      ----      ----       ----      ----

     Revenues

Income from net profits interests $  284,828  265,823     591,040  435,338
Interest income from operations        1,452    1,194       2,975    1,807
                                     -------  -------     -------  -------
                                     286,280  267,017     594,015  437,145
                                     -------  -------     -------  -------
     Expenses

General and administrative            38,680   39,727      87,540   90,753
Depreciation, depletion and
  amortization                        82,000  127,000     173,000  228,000
                                     -------  -------     -------  -------
                                     120,680  166,727     260,540  318,753
                                     -------  -------     -------  -------
Net income                        $  165,600  100,290     333,475  118,392
                                     =======  =======     =======  =======

Net income allocated to:

  Managing General Partner        $   14,904    9,026      30,013   10,655
                                     =======  =======     =======  =======
  General Partner                 $    1,656    1,003       3,335    1,184
                                     =======  =======     =======  =======
  Limited Partners                $  149,040   90,261     300,127  106,553
                                     =======  =======     =======  =======
      Per limited partner unit    $     7.45     4.52       15.01     5.33
                                     =======  =======     =======  =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994
                                                        ----        ----
Cash flows from operating activities:

  Cash received from income from net
    profits interests                              $   656,799     438,746
  Cash paid to suppliers                               (87,640)      1,957
  Interest received                                      2,975       1,807
                                                       -------     -------
    Net cash provided by operating
      activities                                       572,134     442,510
                                                       -------     -------
Cash flows provided by investing activities:

  Cash received from sale of oil and gas
    property interest                                  -             3,790
                                                       -------     -------
Cash flows used in financing activities:

  Distributions to partners                           (579,024)   (322,624)
                                                       -------     -------
    Net increase (decrease) in cash                     (6,890)    123,676

Cash -
  beginning of period                                  141,302      19,851
                                                       -------     -------
  end of period                                    $   134,412     143,527
                                                       =======     =======

                                                                (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                     Six Months Ended
                                                          June 30,
                                                   1995             1994
                                                   ----             ----
Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                     $  333,475          118,392

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and amortization      173,000          228,000
    Decrease in accounts receivable                65,759            3,408
    Increase (decrease) in accounts payable          (100)          92,710
                                                  -------          -------
Net cash provided by operating
  activities                                   $  572,134          442,510
                                                  =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties, Inc. Income Fund VI was organized as a Tennessee limited partnership on December 4, 1986. The offering of such limited partnership interests began August 25, 1986, minimum capital requirements were met October 3, 1986 and concluded January 29, 1987, with total limited partner contributions of $10,000,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.        General Comparison of the Quarters Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended June 30, 1995 and 1994:

                                               Three Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    17.86     15.89       12%
Average price per mcf of gas              $     1.79      1.98      (10%)
Oil production in barrels *                   14,900    19,900      (25%)
Gas production in mcf *                      153,600   148,000        4%
Income from net profits interests         $  284,828   265,823        7%
Partnership distributions                 $  259,000   165,000       57%
Limited partner distributions             $  233,100   148,500       57%
Per unit distribution to limited partners $    11.66      7.43       57%
Number of limited partner units               20,000    20,000

*In the Form 10-Q, for the quarter ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the quarter ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests increased to $284,828 from $265,823 for the quarters ended June 30, 1995 and 1994, respectively, an increase of 7%. The principal factors affecting the comparison of the quarters ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994 by 12%, or $1.97 per barrel, resulting in an increase of approximately $39,200 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the quarter ended June 30, 1995 as compared to 52% during the quarter ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 10%, or $.19 per mcf, resulting in a decrease of approximately $28,100 in income from net profits interests.

    The net increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $11,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,000 barrels or 25% during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, resulting in a decrease of approximately $89,300 in income from net profits interests.

    Gas production increased approximately 5,600 mcf or 4% during the same period, resulting in an increase of approximately $10,000 in income from net profits interests.

    The net decrease in income from net profits interests due to the change in production is approximately $79,300. The decrease is a result of decreased oil production due to one well being shut-in, and downtime experienced by three wells due to workovers.

3. Lease operating costs and production taxes were 26% lower, or approximately $88,500 less during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994. The decrease is a result of increased salt water disposal revenues that offset lease operating costs in 1995 and decreased workover costs in 1995 as compared to 1994.

Costs and Expenses:

Total costs and expenses decreased to $120,680 from $166,727 for the quarters ended June 30, 1995 and 1994, respectively, a decrease of 28%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,000 during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

2. Depletion expense decreased to $82,000 for the quarter ended June 30, 1995 from $127,000 for the same period in 1994. This represents a decrease of 35%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. Although oil and gas revenues increased for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

B.  General Comparison of the Six Month Periods Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1995 and 1994:

                                                Six Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    17.24     14.26       21%
Average price per mcf of gas              $     1.85      1.92       (4%)
Oil production in barrels *                   32,300    36,300      (11%)
Gas production in mcf *                      311,500   299,700        4%
Income from net profits interests         $  591,040   435,338       36%
Partnership distributions                 $  579,000   323,000       79%
Limited partner distributions             $  521,000   290,700       79%
Per unit distribution to limited partners $    26.06     14.54       79%
Number of limited partner units               20,000    20,000

*In the Form 10-Q, for the six months ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the six months ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests increased to $591,040 from $435,338 for the six months ended June 30, 1995 and 1994, respectively, an increase of 36%. The principal factors affecting the comparison of the six months ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 by 21%, or $2.98 per barrel, resulting in an increase of approximately $108,200 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the six months ended June 30, 1995 as compared to 47% during the six months ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.07 per mcf, resulting in a decrease of approximately $21,000 in income from net profits interests.

    The net increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $87,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,000 barrels or 11% during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, resulting in a decrease of approximately $69,000 in income from net profits interests.

    Gas production increased approximately 11,800 mcf or 4% during the same period, resulting in an increase of approximately $21,800 in income from net profits interests.

    The net decrease in income from net profits interests due to the change in production is approximately $47,200. The decrease is a result of decreased oil production due to one well being shut-in, and downtime experienced by one well due to a workover.

3. Lease operating costs and production taxes were 18% lower, or approximately $116,800 less during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease is a result of increased salt water disposal revenues that offset lease operating costs in 1995 and decreased workover costs in 1995 as compared to 1994.

Costs and Expenses:

Total costs and expenses decreased to $260,540 from $318,753 for the six months ended June 30, 1995 and 1994, respectively, a decrease of 18%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,200 during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

2. Depletion expense decreased to $173,000 for the six months ended June 30, 1995 from $228,000 for the same period in 1994. This represents a decrease of 24%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. Although oil and gas revenues increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources:

The primary source of cash is from operations, the receipt of income from net profits in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $572,100 in the six months ended June 30, 1995 as compared to approximately $442,500 in the six months ended June 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

There were no cash flows provided by or used in investing activities in the six months ended June 30, 1995 as compared to approximately $3,800 of cash provided from the sale of oil and gas properties in the six months ended June 30, 1994.

Cash flows used in financing activities were approximately $579,000 in the six months ended June 30, 1995 as compared to approximately $322,600 in the six months ended June 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1995 were $579,000 of which $521,100 was distributed to the limited partners and $57,900 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $26.06. Total distributions during the six months ended June 30, 1994 were $323,000 of which $290,700 was distributed to the limited partners and $32,300 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1994 was $14.54. The source for the 1995 distributions of $579,000 was oil and gas operations of approximately $572,100, with the balance from available cash on hand at the beginning of the period. The sources for the 1994 distributions of $323,000 were oil and gas operations of approximately $442,500 and equipment sales of approximately $3,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $11,738,270 have been made to the partners. As of June 30, 1995, $10,575,393 or $528.77 per limited partner unit has been distributed to the limited partners, representing a 100% return of the original capital contributed and a 6% return on the contributed capital.

As of June 30, 1995, the Partnership had approximately $391,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHWEST ROYALTIES, INC.
                                 INCOME FUND VI,
                                 a Tennessee limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date:  August 2, 1995           By:    /s/ Bill E. Coggin
                                       ------------------------------
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer