Form 10-Q
period 1995-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1995-11-08
CIK 796489

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                                                (unaudited)
      Assets

Current assets:
  Cash                                       $    139,786         141,302
  Receivable from Managing General Partner        235,105         323,741
                                                ---------       ---------
    Total current assets                          374,891         465,043
                                                ---------       ---------
Oil and gas properties - using the full
 cost method of accounting                      8,594,778       8,594,778
  Less accumulated depreciation,
   depletion and amortization                   5,664,000       5,411,000
                                                ---------       ---------
    Net oil and gas properties                  2,930,778       3,183,778
                                                ---------       ---------
                                             $  3,305,669       3,648,821
                                                =========       =========
      Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $      -                 700
  Distributions payable                               567             320
                                                ---------       ---------
    Total current liabilities                         567           1,020
                                                ---------       ---------
Partners' equity:
  General partners                               (528,579)       (494,309)
  Limited partners                              3,833,681       4,142,110
                                                ---------       ---------
    Total partners' equity                      3,305,102       3,647,801
                                                ---------       ---------
                                             $  3,305,669       3,648,821
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1995       1994       1995       1994
                                   ----       ----       ----       ----
    Revenues

Income from net profits
 interests                    $   225,019    288,963    816,059    724,299
Interest income from
 operations                         1,255      2,271      4,230      4,078
                                  -------    -------    -------    -------
                                  226,274    291,234    820,289    728,377
                                  -------    -------    -------    -------
    Expenses

General and administrative         35,448     37,535    122,988    128,286
Depreciation, depletion and
 amortization                      80,000    139,000    253,000    367,000
                                  -------    -------    -------    -------
                                  115,448    176,535    375,988    495,286
                                  -------    -------    -------    -------
Net income                    $   110,826    114,699    444,301    233,091
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     9,974     10,323     39,987     20,978
                                  =======    =======    =======    =======
  General partner             $     1,109      1,147      4,443      2,331
                                  =======    =======    =======    =======
  Limited partners            $    99,743    103,229    399,871    209,782
                                  =======    =======    =======    =======
    Per limited partner unit  $      4.99       5.16      19.99      10.49
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
                                                        ----        ----
Cash flows from operating activities:

  Cash received from income from net
   profits interests                               $   904,695     864,722
  Cash paid to suppliers                              (123,688)   (128,086)
  Interest received                                      4,230       4,078
                                                       -------     -------
    Net cash provided by operating
     activities                                        785,237     740,714
                                                       -------     -------
Cash provided by investing activities:

  Cash received from sale of oil and gas
   property interest                                      -          4,790
                                                       -------     -------
Cash used in financing activities:

  Distributions to partners                           (786,753)   (557,823)
                                                       -------     -------
    Net increase (decrease) in cash                     (1,516)    187,681

Cash:
  Beginning of period                                  141,302      19,851
                                                       -------     -------
  End of period                                    $   139,786     207,532
                                                       =======     =======

                                                                (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
                                                        ----        ----
Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                         $   444,301     233,091

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depreciation, depletion and amortization             253,000     367,000
  Increase in accounts receivable                       88,636     140,423
  Increase (decrease) in accounts payable                 (700)        200
                                                       -------     -------
Net cash provided by operating
 activities                                        $   785,237     740,714
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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended September 30, 1995 and 1994:

                                               Three Months
                                                   Ended        Percentage
                                               September 30,     Increase
                                               1995     1994    (Decrease)
                                               ----     ----    ----------
Average price per barrel of oil             $   16.23    16.68     (3%)
Average price per mcf of gas                $    1.77     2.00    (12%)
Oil production in barrels                      15,800   21,300    (26%)
Gas production in mcf                         151,200  155,700     (3%)
Income from net profits interests           $ 225,019  288,963    (22%)
Partnership distributions                   $ 208,000  235,000    (11%)
Limited partner distributions               $ 187,200  211,500    (11%)
Per unit distribution to limited
 partners                                   $    9.36    10.58    (11%)
Number of limited partner units                20,000   20,000

Net Profits Interests

The Partnership's income from net profits interests decreased to $225,019 from $288,963 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 22%. The principal factors affecting the comparison of the quarters ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 by 3%, or $.45 per barrel, resulting in a decrease of approximately $9,600 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the quarter ended September 30, 1995 as compared to 53% during the quarter ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.23 per mcf, resulting in a decrease of approximately $35,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $45,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,500 barrels or 26% during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, resulting in a decrease of approximately $89,300 in income from net profits interests.

    Gas production decreased approximately 4,500 mcf or 3% during the same period, resulting in a decrease of approximately $8,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $97,300. The decrease is a result of increased downtime due to mechanical failures.

3. Lease operating costs and production taxes were 21% lower, or approximately $78,700 less during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The decrease is a result of workovers on wells in 1994.

Costs and Expenses

Total costs and expenses decreased to $115,448 from $176,535 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 35%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $2,100 during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

2.  Depletion expense decreased to $80,000 for the quarter ended
    September 30, 1995 from $139,000 for the same period in 1994. This represents a decrease of 42%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in price and production for the quarter ended September 30, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

B.  General Comparison of the Nine Month Periods Ended September 30, 1995 and
    1994

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1995 and 1994:

                                                Nine Months
                                                   Ended        Percentage
                                               September 30,     Increase
                                               1995     1994    (Decrease)
                                               ----     ----    ----------
Average price per barrel of oil             $   16.91    15.16     12%
Average price per mcf of gas                $    1.82     1.95     (7%)
Oil production in barrels                      48,100   57,500    (16%)
Gas production in mcf                         462,700  455,400      2%
Income from net profits interests           $ 816,059  724,299     13%
Partnership distributions                   $ 787,000  558,000     41%
Limited partner distributions               $ 708,300  502,200     41%
Per unit distribution to limited partners   $   35.42    25.11     41%
Number of limited partner units                20,000   20,000

Net Profits Interests

The Partnership's income from net profits interests increased to $816,059 from $724,299 for the nine months ended September 30, 1995 and 1994, respectively, an increase of 13%. The principal factors affecting the comparison of the nine months ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by 12%, or $1.75 per barrel, resulting in an increase of approximately $100,600 in income from net profits interests. Oil sales represented 49% of total oil and gas sales during the nine months ended September 30, 1995 as compared to 50% during the nine months ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 7%, or $.13 per mcf, resulting in a decrease of approximately $59,200 in income from net profits interests.

    The net increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $41,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 9,400 barrels or 16% during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, resulting in a decrease of approximately $159,000 in income from net profits interests.

    Gas production increased approximately 7,300 mcf or 2% during the same period, resulting in an increase of approximately $13,300 in income from net profits interests.

    The net decrease in income from net profits interests due to the change in production is approximately $145,700. The decrease is a result of increased downtime due to mechanical failures.

3. Lease operating costs and production taxes were 19% lower, or approximately $195,600 less during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease is a result of increased salt water disposal income in 1995 and workovers on wells in 1994.

Costs and Expenses

Total costs and expenses decreased to $375,988 from $495,286 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 24%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $5,300 during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

2. Depletion expense decreased to $253,000 for the nine months ended September 30, 1995 from $367,000 for the same period in 1994. This represents a decrease of 31%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in gas price and oil production for the nine months ended September 30, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $785,200 in the nine months ended September 30, 1995 as compared to approximately $740,700 in the nine months ended September 30, 1994. The source of the 1995 cash flow from operating activities was profitable operations.

No cash flows were provided by investing activities in the nine months ended September 30, 1995 as compared to approximately $4,800 of cash provided from the sale of oil and gas properties in the nine months ended September 30, 1994.

Cash flows used in financing activities were approximately $786,800 in the nine months ended September 30, 1995 as compared to approximately $557,800 in the nine months ended September 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1995 were $787,000, of which $708,300 was distributed to the limited partners and $78,700 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $35.42. Total distributions during the nine months ended September 30, 1994 were $558,000, of which $502,200 was distributed to the limited partners and $55,800 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1994 was $25.11. The source for the 1995 distributions of $787,000 was oil and gas operations of approximately $785,200, with the balance from available cash on hand at the beginning of the period. The sources for the 1994 distributions of $558,000 was oil and gas operations of approximately $740,700 and property sales of approximately $4,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $11,946,270 have been made to the partners. As of September 30, 1995, $10,762,593 or $538.13 per limited partner unit has been distributed to the limited partners, representing a 108% return of the capital contributed.

As of September 30, 1995, the Partnership had approximately $374,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                       SOUTHWEST ROYALTIES, INC.
                                       INCOME FUND VI,
                                       a Tennessee limited partnership


                                       By:  Southwest Royalties, Inc.
                                            Managing General Partner


Date:  November 8, 1995               By:  /s/ Bill E. Coggin
                                            ------------------------------
                                            Bill E. Coggin, Vice President
                                            and Chief Financial Officer