Form 10-K
period 1995-12-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1996-03-26
CIK 796489

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                    OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission File Number 0-15411

                 Southwest Royalties, Inc. Income Fund VI
                 (Exact name of registrant as specified in
                    its limited partnership agreement)

Tennessee                                                   75-2127812
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                  79701
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area (915) 686-9927

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                       limited partnership interests

     Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:     Yes   x    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

     The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

     The total number of pages contained in this report is 44. The exhibit index is found on page 45.

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 8

 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 8

                                  Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 9

 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .10

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . . . . . . . .11

 8.   Financial Statements and Supplementary Data. . . . . . . . . . . .18

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure . . . . . . . . . . . . . .32

                                 Part III

10.   Directors and Executive Officers of the Registrant . . . . . . . .33

11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . .36

12.   Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . . . .36

13.   Certain Relationships and Related Transactions . . . . . . . . . .39

                                  Part IV

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .40

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .44

                                  Part I


Item 1.   Business

General

          Southwest Royalties, Inc. Income Fund VI (the "Partnership" or "Registrant") was organized as a Tennessee limited partnership on December 4, 1986. The offering of limited partnership interests began August 25, 1986, reached minimum capital requirements on October 3, 1986, and concluded January 29, 1987. The Partnership has no subsidiaries.

          The Partnership has expended its capital and acquired interests in producing oil and gas properties. After such acquisitions, the Partnership has produced and marketed the crude oil and natural gas produced from such properties. In most cases, the Partnership purchased royalty or overriding royalty interests and working interests in oil and gas properties that were converted into net profits interests or other nonoperating interests. The Partnership purchased either all or part of the rights and obligations under various oil and gas leases.

          The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The managing general partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 160 individuals, together with certain independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution

          The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Texas, New Mexico, Wyoming, Illinois, Colorado and Oklahoma. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

          The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. With some periodic exceptions, since the early 1980's, there has been a worldwide oversupply of oil and gas; therefore, market prices have declined significantly. In the latter part of 1990 and early 1991, the Persian Gulf crisis resulted in a short period of increased oil prices, with such prices again falling following the cessation of hostilities. The prices received by the Partnership for its oil production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources, and make it particularly difficult to estimate future prices of oil and natural gas.

          For the last few years, the natural gas industry in the United States has been affected generally by a decline in demand for natural gas, a surplus in available natural gas, and enhanced delivery capability causing a general deterioration in natural gas prices.

          Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas

                    1995         48%        52%
                    1994         48%        52%
                    1993         51%        49%

         As the table indicates, the Partnership's revenue is almost evenly divided between its oil and gas production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas.

Seasonality of Business

         Although the demand for natural gas is highly seasonal, with higher demand in the colder winter months and in very hot summer months, the Partnership has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price. As a result, the volumes sold by the Partnership have not fluctuated materially with the change of season.

Customer Dependence

         No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 62% of the Partnership's total oil and gas production during 1995: Nustar Joint Venture, Aquila Southwest Pipeline, Scurlock Permian Corp. and Enron Oil and Transportation purchased 27%, 14%, 11% and 10%, respectively. Three purchasers accounted for 48% of the Partnership's total oil and gas production during 1994: Nustar Joint Venture, Aquila Southwest Pipeline and Scurlock Permian Corp. purchased 22%, 15% and 11%, respectively. Four purchasers accounted for 55% of the Partnership's total oil and gas production during 1993: Hunt Gas Marketing Corporation, Scurlock Permian Corporation, Aquila Southwest Pipeline and Enron Oil & Transportation purchased 17%, 14%, 13% and 11%, respectively. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

Competition

         Because the Partnership has utilized all of its funds available for the acquisition of net profits or royalty interests in producing oil and gas properties, it is not subject to competition from other oil and gas property purchasers. See Item 2, Properties.

         Factors that may adversely affect the Partnership include delays in completing arrangements for the sale of production, availability of a market for production, rising operating costs of producing oil and gas and complying with applicable water and air pollution control statutes, increasing costs and difficulties of transportation, and marketing of competitive fuels. Moreover, domestic oil and gas must compete with imported oil and gas and with coal, atomic energy, hydroelectric power and other forms of energy.

Regulation

         Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulation. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

         Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at which the Partnership may sell its natural gas production are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

         Environmental- The Partnership's oil and gas activities are subject to extensive federal, state and local laws and regulations governing the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations carry substantial penalties. This regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. The Managing General Partner is unable to predict what, if any, effect compliance will have on the Partnership.

         Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership will comply with these guidelines and the Managing General Partner does not anticipate that compliance will have a material adverse effect on Partnership operations.

Partnership Employees

         The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1995, there were 160 individuals directly employed by the Managing General Partner in various capacities.

Item 2.  Properties

         In determining whether an interest in a particular producing property was to be acquired, the Managing General Partner considered such criteria as estimated oil and gas reserves, estimated cash flow from the sale of production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves, the potential for secondary, tertiary and other enhanced recovery projects and the availability of markets.

         As of December 31, 1995, the Partnership possessed an interest in oil and gas properties located in Winkler, Upton, Crane, Runnels, Ward, Glasscock, Reagan, Lipscomb, Reeves, Jim Wells, Midland, Roberts, Robertson, Moore, Ector, Pecos, Nolan, Burleson, Brazos, Lee, Mitchell, Fayette, Eastland, Sterling, Gaines, Erath, Coke and Martin Counties of Texas; Campbell, Crook, Freemont and Sweetwater Counties of Wyoming; Crawford, Lawrence, Clinton and Marion Counties of Illinois; Rio Blanco, Weld and Jackson Counties of Colorado; McClain, Beaver, Leflore, Ellis, Woodward, Woods, Noble, Garvin, Seminole, Roger Mills, Harper, Logan, Alfalfa, Caddo, Latimer, Haskell and Pottawatomie Counties of Oklahoma; and Eddy County of New Mexico. These properties consist of various interests in approximately 165 wells and units.

         Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1995, 1994 and 1993.

         Upon a determination by Management that they were either not profitable to own or Management received an offer that exceeded the leases reserves, the following leases were sold.

         During 1995, six leases were sold for approximately $42,500. The Moyer #2, Moyer Gas Unit, Sparkman #2, McEntire, Terry and R.D. Jones were sold effective November 1995.

         During 1994, two leases were sold for approximately $1,800. The Anderson Unit was sold effective January 1994 and the Cline #1 was sold effective September 1994.

         During 1993, the Partnership received $15,994 from Cobra Oil and Gas Corporation. This payment extended a farmout agreement on the Mary Shirk lease between the Partnership and Cobra for an additional period of one year. The farmout agreement expired March 26, 1994.

Significant Properties

         The following table reflects the significant properties in which the Partnership has an interest:

                          Date
   Name and            Purchased       No. of         Proved Reserves*
   Location           and Interest     Wells      Oil (bbls)     Gas (mcf)

Mary Shirk            12/86 at 3%        5          78,457        737,298
Upton County,         to 50% net
Texas                 profits
                      interests

Mobil Amacker         7/87 at 23%       10          86,110      3,036,460
Tippet                to 100% net
Upton County,         profits
Texas                 interests

Enron/Rhoda           4/87 at 2%        45         353,514      1,310,795
Walker                to 100% net
Ward County,          profits
Texas                 interests

*The reserve estimates were prepared as of January 1, 1996, by Donald R.
 Creamer, P.E., an independent certified petroleum engineer, in accordance with the rules and regulations of the SEC. The calculation of reserves is a function, among other things, of oil and gas prices and extraction costs. The fluctuation of such prices or costs would have a corresponding effect on reserve estimates. The oil price used in the preparation of the reserve report as of January 1, 1996, was $17.89, which was the posted price at December 31, 1995, adjusted by the Partnership's average oil price, with the price of gas being the contract price for each respective lease. As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil prices were subject to frequent changes in 1995.

         The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated. Unanticipated depletion, if it occurs, will result in lower reserves than previously estimated; thus an ultimately lower return for the Partnership. Basic changes in past reserve estimates occur annually. As new data is gathered during the subsequent year, the engineer must revise his earlier estimates. A year of new information, which is pertinent to the estimation of future recoverable volumes, is available during the subsequent year evaluation. In applying industry standards and procedures, the new data may cause the previous estimates to be revised.
This revision may increase or decrease the earlier estimated volumes. Pertinent information gathered during the year may include actual production and decline rates, production from offset wells drilled to the same geologic formation, increased or decreased water production, workovers, and changes in lifting costs, among others. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

         The Partnership has reserves which are classified as proved developed producing, proved developed non-producing, proved undeveloped and probable. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves. Probable reserves are not included in the reserve evaluation, and are less certain than proved reserves but can be estimated with a degree of certainty sufficient to indicate they are more likely to be recovered than not.

         Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farmout arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farmout, or receives cash.

         The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Partnership is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of 1995 through the solicitation of proxies or otherwise.

                                  Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Market Information

         Limited partnership interests, or units, in the Partnership were initially offered and sold for a price of $500. Limited partner units are not traded on any exchange and there is no public or organized trading market for them. The Managing General Partner has become aware of certain limited and sporadic transfers of units between limited partners and third parties, but has no verifiable information regarding the prices at which such units have been transferred. Further, a transferee may not become a substitute limited partner without the consent of the Managing General Partner.

         After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. During 1995, 127 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $151.46 per unit.
During 1994, 598 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $157.34 per unit.
During 1993, 212 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $191.68 per unit.

Number of Limited Partner Interest Holders

         As of December 31, 1995, there were 920 holders of limited partner units in the Partnership.

Distributions

         Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined at the sole discretion of the Managing General Partner."

         During 1995, twelve monthly distributions were made totaling $1,009,341, with $910,141 distributed to the limited partners and $99,200 to the general partners. For the year ended December 31, 1995, distributions of $45.51 per limited partner unit were made, based on 20,000 limited partner units outstanding. For the year ended December 31, 1994, twelve monthly distributions were made totaling $815,000, with $733,500 distributed to the limited partners and $81,500 to the general partners. For the year ended December 31, 1994, distributions of $36.68 per limited partner unit were made, based upon 20,000 limited partner units outstanding. For the year ended December 31, 1993, twelve monthly distributions were made totaling $1,088,000, with $979,200 distributed to the limited partners and $108,800 to the general partners. For the year ended December 31, 1993, distributions of $48.96 per limited partner unit were made, based upon 20,000 limited partner units outstanding.

Item 6.  Selected Financial Data

         The following selected financial data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 should be read in conjunction with the financial statements included in Item 8:

                                    Year ended December 31,
                     -----------------------------------------------------
                       1995       1994       1993       1992       1991
                       ----       ----       ----       ----       ----
Revenues           $ 1,030,181  1,125,877  1,206,853  1,358,453  1,648,941

Net income             610,015    592,353    438,100    652,927    714,426

Partners' share
 of net income:

  General partners      61,001     59,235     43,810     65,293     77,443

  Limited partners     549,014    533,118    394,290    587,634    636,983

Limited partners' net
 income per unit         27.45      26.66      19.71      29.38      31.85

Limited partners'
 cash distributions
 per unit                45.51      36.68      48.96      58.24      73.58

Total assets       $ 3,249,010  3,648,821  3,871,224  4,520,348  5,161,439

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          The Partnership was formed to acquire nonoperating interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute any net proceeds from operations to the general and limited partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that producing facilities and wells are reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

          Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements and on the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

          Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to fluctuate in later years based on these factors.

Results of Operations

A.   General Comparison of the Year Ended December 31, 1995 and 1994

     The following table provides certain information regarding performance factors for the years ended December 31, 1995 and 1994:

                                              Year Ended        Percentage
                                             December 31,        Increase
                                            1995       1994     (Decrease)
                                            ----       ----     ----------
Average price per barrel of oil         $     16.81      15.39      9%
Average price per mcf of gas            $      1.82       1.95     (7%)
Oil production in barrels                    60,500     75,700    (20%)
Gas production in mcf                       602,000    633,400     (5%)
Income from net profits interests       $ 1,024,661  1,119,251     (8%)
Partnership distributions               $ 1,009,341    815,000     24%
Limited partner distributions           $   910,141    733,500     24%
Per unit distribution to limited
 partners                               $     45.51      36.68     24%
Number of limited partner units              20,000     20,000

Revenues:

The Partnership's income from net profits interests decreased to $1,024,661 from $1,119,251 for the years ended December 31, 1995 and 1994, respectively, a decrease of 8%. The principal factors affecting the comparison of the years ended December 31, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1995 as compared to the year ended December 31, 1994 by 9%, or $1.42 per barrel, resulting in an increase of approximately $107,500 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the years ended December 31, 1995 and 1994.

  The average price for an mcf of gas received by the Partnership decreased during the same period by 7%, or $0.13 per mcf, resulting in a decrease of approximately $82,300 in income from net profits interests.

  The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $25,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 15,200 barrels or 20% during the year ended December 31, 1995 as compared to the year ended December 31, 1994, resulting in a decrease of approximately $255,500 in income from net profits interests.

  Gas production decreased approximately 31,400 mcf or 5% during the same period, resulting in a decrease of approximately $57,100 in income from net profits interests.

  The net decrease in income from net profits interests due to the change in production is approximately $312,600. The decrease is a result of increased downtime due to mechanical failures during 1995.

3. Lease operating costs and production taxes were 15% lower, or approximately $197,600 less during the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease is a result of workover costs in 1994.

Costs and Expenses:

Total costs and expenses decreased to $420,166 from $533,524 for the years ended December 31, 1995 and 1994, respectively, a decrease of 21%. The decrease is the result of a decrease in general and administrative costs and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $5,400 during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

2. Depletion expense decreased to $259,000 for the year ended December 31, 1995 from $367,000 for the same period in 1994. This represents a decrease of 29%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in gas prices and oil and gas production for the year ended December 31, 1995 as compared to the same period for 1994. Depletion reflected a comparable decline.

B.   General Comparison of 1994 and 1993

     The following table provides certain information regarding performance factors for the years ended December 31, 1994 and 1993:

                                             Year Ended         Percentage
                                            December 31,         Increase
                                           1994        1993     (Decrease)
                                           ----        ----     ----------
Average price per barrel of oil         $     15.39     16.67      (8%)
Average price per mcf of gas            $      1.95      2.29     (15%)
Oil production in barrels                    75,700    87,900*    (14%)
Gas production in mcf                       633,400   619,200*      2%
Income from net profits interests       $ 1,119,251 1,201,159      (7%)
Partnership distributions               $   815,000 1,088,000     (25%)
Limited partner distributions           $   733,500   979,200     (25%)
Per unit distribution to limited
 partners                               $     36.68     48.96     (25%)
Number of limited partner units              20,000    20,000

*In the Form 10-K, for the year ended December 31, 1993, the oil and gas production volumes of 88,000 and 619,000, respectively, were calculated by rounding to the nearest 1,000 barrels or mcf, respectively. In the Form 10-K, for the year ended December 31, 1994, the oil and gas production volumes of 87,900 and 619,200, respectively, were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests decreased to $1,119,251 from $1,201,159 for the years ended December 31, 1994 and 1993, respectively, a decrease of 7%. The principal factors affecting the comparison of the years ended December 31, 1994 and 1993 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1994 as compared to the year ended December 31, 1993 by 8%, or $1.28 per barrel, resulting in a decrease of approximately $112,500 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the year ended December 31, 1994 as compared to 51% during the year ended December 31, 1993.

  The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $0.34 per mcf, resulting in a decrease of approximately $210,500 in income from net profits interests.

  The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $323,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 12,200 barrels or 14% during the year ended December 31, 1994 as compared to the year ended December 31, 1993, resulting in a decrease of approximately $187,800 in income from net profits interests.

  Gas production increased approximately 14,200 mcf or 2% during the same period, resulting in an increase of approximately $27,700 in income from net profits interests.

  The net decrease in income from net profits interests due to the change in production is approximately $160,100. A decrease of approximately 1,900 barrels was experienced due to two wells being temporarily shut-in. A decrease of 3,900 barrels resulted when one well was fully shut-in during 1994. Management anticipates the well to be redrilled mid to late summer
  of 1995.   A decline of 3,400 barrels was experienced due to mechanical problems and down time on two wells. The remaining decreases are due primarily to the decline characteristics of the Partnership's oil and gas properties.

3. Lease operating costs and production taxes were 24% lower, or approximately $399,900 less during the year ended December 31, 1994 as compared to the year ended December 31, 1993. A decrease of approximately $149,900 was experienced as a result of costs incurred during 1993 for plugging, workovers and pulling expenses on eight wells. Production taxes decreased approximately $28,500 as a result of lower production. Handling charges on five leases decreased approximately $60,000 after a new gas contract was negotiated. Management attributes the remaining decline in lease operating expenses to more efficient operation of the leases during the year ended December 31, 1994 as compared to the year ended December 31, 1993.

Costs and Expenses:

Total costs and expenses decreased to $533,524 from $768,753 for the years ended December 31, 1994 and 1993, respectively, a decrease of 31%. The decrease is the result of a decrease in general and administrative costs and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $1,200 during the year ended December 31, 1994 as compared to the year ended December 31, 1993.

2. Depletion expense decreased to $367,000 for the year ended December 31, 1994 from $601,000 for the same period in 1993. This represents a decrease of 39%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in oil and gas prices and oil production for the year ended December 31, 1994 as compared to the same period for 1993. Depletion reflected a comparable decline.

C.   Revenue and Distribution Comparison

     Partnership net income for the years ended December 31, 1995, 1994 and 1993, were $610,015 in 1995, $592,353 in 1994, and $438,100 in 1993.
Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1995, 1994 and 1993 would have been $869,015, $959,353 and $1,039,100, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1995, 1994 and 1993 were $1,009,341, $815,000 and $1,088,000, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 1995, 1994 and 1993.

     The sources for the 1995 distributions of 1,009,341 were oil and gas operations of $952,288 and property sales of $42,477, with the balance from available cash on hand at the beginning of the period. The sources for the 1994 distributions of $815,000 were oil and gas operations of $930,773 and property sales of $5,634, resulting in excess cash for contingencies or subsequent distributions. The sources of the 1993 distributions of $1,088,000 were oil and gas operations of $1,059,640 and property sales of $16,294, with the balance from available cash on hand at the beginning of the period.

     Total distributions during the year ended 1995 were $1,009,341 of which $910,141 was distributed to the limited partners and $99,200 to the general partners. The per unit distribution to limited partners during the same period was $45.51. Total distributions during the year ended 1994 were $815,000 of which $733,500 was distributed to the limited partners and $81,500 to the general partners. The per unit distribution to limited partners during the same period was $36.68. Total distributions for the year ended 1993 were $1,088,000 of which $979,200 was distributed to the limited partners and $108,800 to the general partners. The per unit distribution to limited partners during the same period was $48.96.

     Since inception of the Partnership, cumulative monthly cash distributions of $12,168,611 have been made to the partners. As of December 31, 1995, $10,964,434 or $548.22 per limited partner unit, has been distributed to the limited partners, representing a 110% return of the capital contributed.

Liquidity and Capital Resources

          The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

          Cash flows provided by operating activities were approximately $952,300 in 1995 compared to approximately $930,800 in 1994 and approximately $1,060,000 in 1993. The primary source of the 1995 cash flow from operating activities was profitable operations.

          Cash flows provided by investing activities were approximately $42,500 in 1995 compared to approximately $5,600 in 1994 and approximately $16,000 in 1993. The primary source of the 1995 cash flow from investing activities was the sale of oil and gas properties.

          Cash flows used in financing activities were approximately $1,009,100 in 1995 compared to approximately $815,000 in 1994 and approximately $1,088,000 in 1993. The only use in financing activities was the distributions to partners.

          As of December 31, 1995, the Partnership had approximately $366,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                       Index to Financial Statements

                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .19

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .21

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .22

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .23

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .25

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties, Inc.
 Income Fund VI
Midland, Texas

We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund VI as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund VI as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 20, 1996

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 1995 and 1994


                                                       1995        1994
                                                       ----        ----
      Assets

Current assets:
  Cash and cash equivalents                        $   126,941     141,302
  Receivable from Managing General Partner             239,768     323,741
                                                     ---------   ---------
    Total current assets                               366,709     465,043
                                                     ---------   ---------
Oil and gas properties - using the full-cost
 method of accounting                                8,552,301   8,594,778
  Less accumulated depreciation,
   depletion and amortization                        5,670,000   5,411,000
                                                     ---------   ---------
    Net oil and gas properties                       2,882,301   3,183,778
                                                     ---------   ---------
                                                   $ 3,249,010   3,648,821
                                                     =========   =========
     Liabilities and Partners' Equity

Current liabilities:
  Distributions payable                            $       535         320
  Accounts payable                                          -          700
                                                     ---------   ---------
    Total current liabilities                              535       1,020
                                                     ---------   ---------
Partners' equity:
  General partners                                    (532,508)   (494,309)
  Limited partners                                   3,780,983   4,142,110
                                                     ---------   ---------
    Total partners' equity                           3,248,475   3,647,801
                                                     ---------   ---------
                                                   $ 3,249,010   3,648,821
                                                     =========   =========










                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 1995, 1994 and 1993


                                             1995       1994       1993
                                             ----       ----       ----
    Revenues

Income from net profits interests        $ 1,024,661  1,119,251  1,201,159
Interest                                       5,520      6,626      5,694
                                           ---------  ---------  ---------
                                           1,030,181  1,125,877  1,206,853
                                           ---------  ---------  ---------
     Expenses

General and administrative                   161,166    166,524    167,753
Depreciation, depletion and
 amortization                                259,000    367,000    601,000
                                           ---------  ---------  ---------
                                             420,166    533,524    768,753
                                           ---------  ---------  ---------
Net income                               $   610,015    592,353    438,100
                                           =========  =========  =========
Net income allocated to:

  Managing General Partner               $    54,901     53,311     39,429
                                           =========  =========  =========
  General partner                        $     6,100      5,924      4,381
                                           =========  =========  =========
  Limited partners                       $   549,014    533,118    394,290
                                           =========  =========  =========
    Per limited partner unit             $     27.45      26.66      19.71
                                           =========  =========  =========
















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1995, 1994 and 1993


                                          General     Limited
                                          Partners    Partners     Total
                                          --------    --------     -----

Balance at December 31, 1992            $ (407,054)  4,927,402   4,520,348

  Net income                                43,810     394,290     438,100

  Distributions                           (108,800)   (979,200) (1,088,000)
                                           -------   ---------   ---------
Balance at December 31, 1993              (472,044)  4,342,492   3,870,448

  Net income                                59,235     533,118     592,353

  Distributions                            (81,500)   (733,500)   (815,000)
                                           -------   ---------   ---------
Balance at December 31, 1994              (494,309)  4,142,110   3,647,801

  Net income                                61,001     549,014     610,015

  Distributions                            (99,200)   (910,141) (1,009,341)
                                           -------   ---------   ---------
Balance at December 31, 1995            $ (532,508)  3,780,983   3,248,475
                                           =======   =========   =========





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1995, 1994 and 1993


                                           1995        1994        1993
                                           ----        ----        ----
Cash flows from operating
 activities:

  Cash received from income
   from net profits interests         $ 1,108,756   1,090,471    1,221,199
  Cash paid to suppliers                 (161,988)   (166,324)    (167,253)
  Interest received                         5,520       6,626        5,694
                                        ---------   ---------    ---------
    Net cash provided by
     operating activities                 952,288     930,773    1,059,640
                                        ---------   ---------    ---------
Cash provided by investing
 activities:

  Cash received from sale
   of oil and gas properties               42,477       5,634       16,294
                                        ---------   ---------    ---------
Cash used in financing
 activities:

  Distributions to partners            (1,009,126)   (814,956)  (1,087,724)
                                        ---------   ---------    ---------

    Net increase (decrease)
     in cash                              (14,361)    121,451      (11,790)

Cash and cash equivalents:
  Beginning of year                       141,302      19,851       31,641
                                        ---------   ---------    ---------
  End of year                         $   126,941     141,302       19,851
                                        =========   =========    =========

                                                                (continued)










                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1995, 1994 and 1993


                                               1995      1994      1993
                                               ----      ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                 $ 610,015   592,353    438,100

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depreciation, depletion and
   amortization                              259,000   367,000    601,000
  (Increase) decrease in receivables          83,973   (28,780)    20,040
  Increase (decrease) in payables               (700)      200        500
                                             -------   -------  ---------
Net cash provided by operating
 activities                                $ 952,288   930,773  1,059,640
                                             =======   =======  =========
Supplemental schedule of noncash
 investing and financing activities:

Sale of oil and gas properties
 included in receivable from
 Managing General Partner                  $    -         -           115




















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)

                       Notes to Financial Statements


1.  Summary of Significant Accounting Policies

    Oil and Gas Properties

    Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

    The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed over their remaining useful life using the units of revenue method based on dollars of future gross revenue attributable to proved oil and gas reserves.

    Under the future gross revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

    Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1995, 1994 and 1993, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

    The Partnership's interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States. A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

    Estimates and Uncertainties

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Syndication Costs

    Syndication costs are accounted for as a reduction of partnership equity.

    Environmental Costs

    The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

    Gas Balancing

    The Partnership utilizes the sales method of accounting for over or under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from its purchasers. As of December 31, 1995, 1994 and 1993, the Partnership was under produced by approximately 17,104, 6,435 and 6,689, mcf, respectively.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)

                       Notes to Financial Statements


    Income Taxes

    No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

    In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its oil and gas properties at December 31, 1995 and 1994 is $868,967 and $799,227, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

    Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

    Number of Limited Partner Units

    As of December 31, 1995, 1994 and 1993, there were 20,000 limited partner units outstanding.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)

                       Notes to Financial Statements


2.  Organization

    Southwest Royalties, Inc. Income Fund VI was organized under the laws of the state of Tennessee on December 4, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Revenues, costs and expenses are allocated as follows:

                                                     Limited      General
                                                     Partners     Partners
                                                     --------     --------
    Interest income on capital contributions           100%          -
    Oil and gas sales                                   90%         10%
    All other revenues                                  90%         10%
    Organization and offering costs (1)                100%          -
    Amortization of organization costs                 100%          -
    Property acquisition costs                         100%          -
    Gain/loss on property disposition                   90%         10%
    Operating and administrative costs (2)              90%         10%
    Depreciation, depletion and amortization
     of oil and gas properties                          90%         10%
    All other costs                                     90%         10%

    (1) All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

    (2) Administrative costs in any year which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)

                       Notes to Financial Statements


3.  Oil and Gas Properties

    Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                            1995        1994        1993
                                            ----        ----        ----
    Depreciation, depletion and
     amortization                       $  259,000     367,000     601,000
                                           =======     =======     =======

    All of the Partnership's properties were proved when acquired.

4.  Commitments and Contingent Liabilities

    The Partnership is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

    As of December 31, 1995, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)

                       Notes to Financial Statements


5.  Related Party Transactions

    A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $116,000, $123,000, and $124,000, for the years ended December 31, 1995,
    1994 and 1993, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

    Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $25,000, $122,000 and $144,000, for the years ended December 31, 1995, 1994 and 1993, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

    Southwest Royalties, Inc., the Managing General Partner, was paid $144,000 during 1995, 1994 and 1993, as an administrative fee for indirect general and administrative overhead expenses.

    Amounts due from Southwest Royalties, Inc. totaled $239,768 as of December 31, 1995 and $323,741 as of December 31, 1994. These receivables result from oil and gas production distributed to the Partnership subsequent to the end of the respective year.

    In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $1,000, $2,000, and $3,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

6.  Major Customers and Significant Leases

    During 1995, four customers purchased 27%, 14%, 11% and 10% of the Partnership's oil and gas production. During 1994, three customers purchased 22%, 15%, and 11% of the Partnership's oil and gas production. During 1993, four customers purchased 17%, 14%, 13% and 11% of the Partnership's oil and gas production.

    During 1995, one lease accounted for 17.5% of the Partnership's gross revenue.

                 Southwest Royalties, Inc. Income Fund VI
                     (a Tennessee limited partnership)

                       Notes to Financial Statements


7.  Estimated Oil and Gas Reserves (unaudited)

    The Partnership's interest in proved oil and gas reserves is as follows:

                                                  Oil (bbls)     Gas (mcf)
                                                  ----------     ---------
    Proved developed and undeveloped reserves -

      January 1, 1993                              877,000       4,624,000

      Revisions of previous estimates             (159,000)        591,000
      Production                                   (88,000)       (619,000)
                                                   -------       ---------
    December 31, 1993                              630,000       4,596,000

      Revisions of previous estimates               80,000       1,227,000
      Production                                   (76,000)       (633,000)
                                                   -------       ---------
    December 31, 1994                              634,000       5,190,000

      Revisions of previous estimates               73,000         875,000
      Production                                   (60,000)       (602,000)
      Sale of minerals in place                     (1,000)        (62,000)
                                                   -------       ---------
    December 31, 1995                              646,000       5,401,000
                                                   =======       =========
    Proved developed reserves -

    December 31, 1993                              552,000       4,329,000
                                                   =======       =========
    December 31, 1994                              542,000       4,910,000
                                                   =======       =========
    December 31, 1995                              559,000       5,141,000
                                                   =======       =========

    All of the Partnership's reserves are located within the continental United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

          Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year. The present directors of the Managing General Partner have served in their capacity since the Company's formation in 1983.

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          40          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              40          Secretary and Director

Bill E. Coggin              41          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 38          Vice President, Land and Assistant
                                        Secretary

Russell K. Hall             39          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         40          Vice President, Operations

          H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the Managing General Partner, and has served as its President since the Company's organization in August, 1983. Prior to the formation of the Company, Mr. Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

          H. Allen Corey, Secretary and a director of the Managing General Partner, has served as its Secretary since its inception. Mr. Corey is an attorney and is engaged in the private practice of law with the firm of Miller & Martin, Chattanooga, Tennessee, of which he is a partner, since 1981; except for a period of five months in which Mr. Corey served as President of Southwest Associated Securities, Inc., formerly a subsidiary of Southwest Royalties, Inc. Mr. Corey received his J.D. degree from Vanderbilt University Law School and a B.A. from the University of North Carolina.

          Bill E. Coggin, Vice President and Chief Financial Officer, has been with the Managing General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

          Richard E. Masterson, Vice President, Exploration and Acquisitions, first became associated with the Managing General Partner as a geological consultant in 1985. He was employed as a petroleum geologist by Grand Banks Energy (1980-1985), Monsanto (1977-1980) and Texaco, Inc. (1974-1976) prior to joining the Managing General Partner. Mr. Masterson is a member of the Society of Economic Paleontologists and Mineralogists and the West Texas Geological Society. Mr. Masterson received his B.A. degree in Geology from Trinity University.

          Jon P. Tate, Vice President, Land and Assistant Secretary, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

          Russell K. Hall, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on May 1, 1995. Prior to joining the Managing General Partner, Mr. Hall was employed by NationsBank of Texas, N.A. as a petroleum engineer and vice president, specializing in the Permian Basin (1981-1995) and for Amoco Production Company as a reservoir engineer (1979-1981). Mr. Hall received his B.S. in mechanical engineering in 1978 from the University of Oklahoma.

          R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-1992), eight
(8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Key Employees

          Accounting and Administrative Officer - Debbie A. Brock, age 43, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

          Controller - Robert A. Langford, age 46, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

          Financial Reporting Manager - Bryan Dixon, C.P.A., age 29, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

          Production Superintendent - Steve C. Garner, age 54, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

          Tax Manager - Carolyn Cookson, age 39, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

          Vice President, Marketing - Steve J. Person, age 37, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

          Investor Relations Manager - Sandra K. Flournoy, age 49, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

          In certain instances, the Managing General Partner will engage professional petroleum consultants and other independent contractors, including engineers and geologists in connection with property acquisitions, geological and geophysical analysis, and reservoir engineering. The Managing General Partner believes that, in addition to its own "in-house" staff, the utilization of such consultants and independent contractors in specific instances and on an "as-needed" basis allows for greater flexibility and greater opportunity to perform its oil and gas activities more economically and effectively.

Item 11.  Executive Compensation

          The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $144,000 during 1995, 1994 and 1993 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

          The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 2,096 limited partner units, a 10.48% limited partner interest. The Managing General Partners total percentage interest ownership in the Partnership is 18.4%.

          No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership owns a one percent interest in the Partnership as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns    10.48%
 Interest            Managing General Partner     2,096 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns  10.48%
 Interest            Chairman of the Board,       2,096 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns  10.48%
 Interest            Secretary and Director of    2,096 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     1000 Volunteer Bldg.
                     Chattanooga, TN  37402-2289

Limited Partnership  Bill E. Coggin               Indirectly Owns  10.48%
 Interest            Vice President and CFO of    2,096 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Richard E. Masterson         Indirectly Owns  10.48%
 Interest            Vice President, Exploration  2,096 Units
                     and Acquisitions of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns  10.48%
 Interest            Vice President, Land and     2,096 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Russell K. Hall              Indirectly Owns  10.48%
 Interest            Vice President,              2,096 Units
                     Acquisitions and
                     Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns  10.48%
 Interest            Vice President,              2,096 Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

          There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

          In 1995, the Managing General Partner received $144,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

          In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $116,000 for administrative overhead attributable to operating such properties during 1995.

          Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $25,000 for the year ended December 31, 1995.

          The law firm of Miller & Martin, of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Miller & Martin to the Partnership during 1995 were approximately $1,000, which constitutes less than .05% of that firm's business.

          In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Report of Independent Accountants
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

          (a)(2) Schedules I through XIII are omitted because they are not applicable, or because the required information is shown in the financial statements or the notes thereto.

          (a)(3)  Exhibits:

                  Exhibit 4(a): Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated December 4, 1986. (Incorporated by reference from
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1986.)

                  Exhibit 4(b): First Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated January 16,1987. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1987.)

                  Exhibit 4(c): Corrected Second Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated May 6, 1987. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1987.)

                  Exhibit 4(d): Third Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated February 3, 1988 (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  Exhibit 4(e): Fourth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated June 30, 1988 (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  Exhibit 4(f): Fifth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated December 30, 1988 (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  Exhibit 4(g): Sixth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of March 19, 1990. (Incorporated by reference from the Partnership's
                                 Form 10-K for the fiscal year ended
                                 December 31, 1990.)

                  Exhibit 4(h): Seventh Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of December 31, 1990.
                                 (Incorporated by reference from the
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1990.)

                  Exhibit 4(i): Eighth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of September 30, 1991.
                                 (Incorporated by reference from the
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1991.)

                  Exhibit 4(j): Ninth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of December 31, 1991.
                                 (Incorporated by reference from the
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1992.)

                  Exhibit 4(k): Tenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of March 31, 1992. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1992.)

                  Exhibit 4(l): Eleventh Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of June 30, 1992. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1992.)

                  Exhibit 4(m): Twelfth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of November 23, 1992.
                                 (Incorporated by reference from the
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1992.)

                  Exhibit 4(n): Thirteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of April 22, 1993. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1993.)

                  Exhibit 4(o): Fourteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of September 30, 1993.
                                 (Incorporated by reference from the
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1993.)

                  Exhibit 4(p): Fifteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of December 31, 1993. (Incorpo-rated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1993.)

                  Exhibit 4(q): Sixteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of July 26, 1994. (Incorporated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1994.)

                  Exhibit 4(r): Seventeenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of January 18, 1995. (Incorpo-rated by reference from the Partnership's Form 10-K for the fiscal year ended December 31, 1994.)

                  Exhibit 4(s): Eighteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of July 26, 1995.

                  Exhibit 4(t): Nineteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of January 29, 1996.

          (b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Royalties, Inc. Income Fund VI, a
                          Tennessee limited partnership


                          By:    Southwest Royalties, Inc., Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------
                                 H. H. Wommack, III, President


                          Date:  March 26, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:    /s/ H. H. Wommack, III
       -----------------------------------
       H. H. Wommack, III, Chairman of the
       Board, President, Chief Executive
       Officer, Treasurer and Director


Date:  March 26, 1996


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1996

                               Exhibit Index


Item No.     Description                                           Page No.

14(a)(3) Exhibit 4(s): Eighteenth Amendment to Certificate and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             July 26, 1995.

             Exhibit 4(t):  Nineteenth Amendment to Certificate
             and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             January 29, 1996.

This Instrument Prepared By:
J. Porter Durham, Jr.
Miller & Martin
1000 Volunteer Building
832 Georgia Avenue
Chattanooga, Tennessee  37402


           EIGHTEENTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

          Pursuant to the Tennessee Revised Uniform Limited Partnership Act, Paragraph 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly Paragraph 61-2-101, et seq. of the Tennessee Code Annotated, this Eighteenth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties,Inc. Income Fund VI is executed to be effective as of the 1st day of July, 1995, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.
          WHEREAS, Southwest Royalties, Inc. Income Fund VI was organized as a Tennessee limited partnership pursuant to an Agreement of Limited Partnership, as amended from time to time, dated December 4, 1986 and recorded in Book 3280, Page 726 in the Register's Office of Hamilton County, Tennessee (the "Agreement"); and

          WHEREAS, the General Partners, Limited Partners and Withdrawing Limited Partners desire to amend the Agreement in the manner set forth herein;
          NOW, THEREFORE, for and in consideration of the mutual rights and obligations herein and other good and valuable consideration the receipt and legal sufficiency of which are acknowledged, the parties hereto agree as follows:
          1. Schedule 1 to the Agreement is hereby deleted in its entirety and replaced by the Schedule 1 attached hereto. Those persons and entities which were formerly listed on Schedule 1 to the Agreement but which are not listed on the revised Schedule 1 attached hereto shall be defined collectively as the "Withdrawing Limited Partners."
          2. Except as provided herein, the Agreement is hereby constituted and acknowledged as the controlling Agreement of Southwest Royalties, Inc. Income Fund VI.
          IN WITNESS WHEREOF, the parties hereto acknowledge that they have executed this Amendment to the Agreement to be effective as of the date first above written.

               GENERAL PARTNERS:


                    /s/ H. H. Wommack, III
               By:  -----------------------------------
                    H. H. Wommack, III, General Partner


               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner


                    /s/ H. H. Wommack, III
               By:  -----------------------------------
                    H. H. Wommack, III, President

               LIMITED PARTNERS:

               By: General Partners, as attorneys-in-fact for the Limited Partners listed on Schedule 1 attached hereto and those Withdrawing Limited Partners removed from Schedule 1 under Powers of Attorney previously granted


                    /s/ H. H. Wommack, III
               By:  -----------------------------------
                    H. H. Wommack, III


               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner


                    /s/ H. H. Wommack, III
               By:  -----------------------------------


STATE OF TEXAS      )
COUNTY OF MIDLAND   )


          Personally appeared before me, /s/Vonda L. Walker, Notary Public,
H. H. Wommack, III, with whom I am personally acquainted, and who acknowledged that he executed the within instrument for the purposes therein contained for himself and as the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

          Witness my hand, at office, this 26th day of July, 1995.


                    /s/ Vonda L. Walker
                    -----------------------------------
                    Notary Public

My Commission Expires:

This Instrument Prepared By:
J. Porter Durham, Jr.
Miller & Martin
1000 Volunteer Building
832 Georgia Avenue
Chattanooga, Tennessee  37402


           NINETEENTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
              INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

          Pursuant to the Tennessee Revised Uniform Limited Partnership Act, Paragraph 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly Paragraph 61-2-101, et seq. of the Tennessee Code Annotated, this Nineteenth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 17th day of January, 1996, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on
Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.
          WHEREAS, Southwest Royalties, Inc. Income Fund VI was organized as a Tennessee limited partnership pursuant to an Agreement of Limited Partnership, as amended from time to time, dated December 4, 1986 and recorded in Book 3280, Page 726 in the Register's Office of Hamilton County, Tennessee (the "Agreement"); and

          WHEREAS, the General Partners, Limited Partners and Withdrawing Limited Partners desire to amend the Agreement in the manner set forth herein;
          NOW, THEREFORE, for and in consideration of the mutual rights and obligations herein and other good and valuable consideration the receipt and legal sufficiency of which are acknowledged, the parties hereto agree as follows:
          1. Schedule 1 to the Agreement is hereby deleted in its entirety and replaced by the Schedule 1 attached hereto. Those persons and entities which were formerly listed on Schedule 1 to the Agreement but which are not listed on the revised Schedule 1 attached hereto shall be defined collectively as the "Withdrawing Limited Partners."
          2. Except as provided herein, the Agreement is hereby constituted and acknowledged as the controlling Agreement of Southwest Royalties, Inc. Income Fund VI.
          IN WITNESS WHEREOF, the parties hereto acknowledge that they have executed this Amendment to the Agreement to be effective as of the date first above written.

               GENERAL PARTNERS:


                    /s/ H. H. Wommack, III
               By:  -----------------------------------
                    H. H. Wommack, III, General Partner


               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner


                    /s/ H. H. Wommack, III
               By:  -----------------------------------
                    H. H. Wommack, III, President

               LIMITED PARTNERS:

               By: General Partners, as attorneys-in-fact for the Limited Partners listed on Schedule 1 attached hereto and those Withdrawing Limited Partners removed from Schedule 1 under Powers of Attorney previously granted


                    /s/ H. H. Wommack, III
               By:  -----------------------------------
                    H. H. Wommack, III


               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner


                    /s/ H. H. Wommack, III
               By:  -----------------------------------


STATE OF TEXAS      )
COUNTY OF MIDLAND   )


          Personally appeared before me, /s/ Vonda L. Walker, Notary Public,
H. H. Wommack, III, with whom I am personally acquainted, and who acknowledged that he executed the within instrument for the purposes therein contained for himself and as the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

          Witness my hand, at office, this 29th day of January, 1996.


                    /s/ Vonda L. Walker
                    -----------------------------------
                    Notary Public

My Commission Expires:

                        AMENDMENTS FOLLOW AS EX-99