Form 10-Q
period 1996-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1996-05-13
CIK 796489

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 12.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996           1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     73,433       126,941
  Receivable from Managing
   General Partner                                 230,024       239,768
                                                 ---------     ---------
    Total current assets                           303,457       366,709
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,546,609     8,552,301
  Less accumulated depreciation,
   depletion and amortization                    5,734,000     5,670,000
                                                 ---------     ---------
    Net oil and gas properties                   2,812,609     2,882,301
                                                 ---------     ---------
                                              $  3,116,066     3,249,010
                                                 =========     =========
     Liabilities and Partners' Equity

Current liabilities:
  Distribution payable                        $      1,271           535
  Accounts payable                                   8,350         -
                                                 ---------     ---------
    Total current liabilities                        9,621           535
                                                 ---------     ---------
Partners' equity:
  General partners                                (546,240)     (532,508)
  Limited partners                               3,652,685     3,780,983
                                                 ---------     ---------
    Total partners' equity                       3,106,445     3,248,475
                                                 ---------     ---------
                                              $  3,116,066     3,249,010
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Income from net profits interests                   $   268,391    306,211
Interest income from operations                           1,048      1,523
                                                        -------    -------
                                                        269,439    307,734
                                                        -------    -------
    Expenses

General and administrative                               47,755     48,859
Depreciation, depletion and
 amortization                                            64,000     91,000
                                                        -------    -------
                                                        111,755    139,859
                                                        -------    -------
Net income                                          $   157,684    167,875
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $    14,192     15,109
                                                        =======    =======
  General partner                                   $     1,577      1,679
                                                        =======    =======
  Limited partners                                  $   141,915    151,087
                                                        =======    =======
    Per limited partner unit                        $      7.10       7.55
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   278,013    327,798
  Cash paid to suppliers                                (39,283)   (38,473)
  Interest received                                       1,048      1,523
                                                        -------    -------
    Net cash provided by operating activities           239,778    290,848
                                                        -------    -------
Cash flows provided by investing activities:

  Cash received from sale of oil and gas
   properties                                             5,692       -
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (298,978)  (319,960)
                                                        -------    -------
    Net decrease in cash                                (53,508)   (29,112)

Cash and cash equivalents-
  Beginning of period                                   126,941    141,302
                                                        -------    -------
  End of period                                     $    73,433    112,190
                                                        =======    =======

                                                                (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $   157,684    167,875

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

    Depreciation, depletion and
     amortization                                        64,000     91,000
    Decrease in receivables                               9,744     21,587
    Increase in payables                                  8,350     10,386
                                                        -------    -------
Net cash provided by operating
 activities                                         $   239,778    290,848
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.74     16.72      12%
Average price per mcf of gas              $    2.12      1.91      11%
Oil production in barrels                    13,500    17,400     (22%)
Gas production in mcf                       128,500   157,900     (19%)
Income from net profits interests         $ 268,391   306,211     (12%)
Partnership distributions                 $ 299,714   320,000      (6%)
Limited partner distributions             $ 270,214   288,000      (6%)
Per unit distribution to limited
 partners                                 $   13.51     14.40      (6%)
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $268,391 from $306,211 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 12%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 12%, or $2.02 per barrel, resulting in an increase of approximately $35,100 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 49% during the quarter ended
    March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.21 per mcf, resulting in an increase of approximately $33,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $68,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,900 barrels or 22% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in a decrease of approximately $73,100 in income from net profits interests.

    Gas production decreased approximately 29,400 mcf or 19% during the same period, resulting in a decrease of approximately $62,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $135,400. The decrease is a result of downtime due to mechanical failures.

3. Lease operating costs and production taxes were 11% lower, or approximately $30,500 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The decrease is a result of workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $111,755 from $139,859 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 20%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,100 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. Depletion expense decreased to $64,000 for the quarter ended March 31, 1996 from $91,000 for the same period in 1995. This represents a decrease of 30%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $239,800 in the three months ended March 31, 1996 as compared to approximately $290,800 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $5,700 in the three months ended March 31, 1996 as compared to none in the three months ended March 31, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $299,000 in the three months ended March 31, 1996 as compared to approximately $320,000 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $299,714 of which $270,214 was distributed to the limited partners and $29,500 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $13.51. Total distributions during the three months ended March 31, 1995 were $320,000 of which $288,000 was distributed to the limited partners and $32,000 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $14.40.

The sources for the 1996 distributions of $299,714 were oil and gas operations of approximately $239,800 and property sales of approximately $5,700, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $320,000 was oil and gas operations of approximately $290,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $12,468,325 have been made to the partners. As of March 31, 1996, $11,234,648 or $561.73 per limited partner unit has been distributed to the limited partners, representing a 112% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $293,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

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

PAGE

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


Date:  May 11, 1996