Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1996-08-12
CIK 796489

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.        Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets



                                                June 30,        December 31,
                                                  1996             1995
                                               -----------     ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     87,015         126,941
  Receivable from Managing
   General Partner                                228,615         239,768
                                                ---------       ---------
    Total current assets                          315,630         366,709
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 8,538,817       8,552,301
  Less accumulated depreciation,
   depletion and amortization                   5,811,000       5,670,000
                                                ---------       ---------
    Net oil and gas properties                  2,727,817       2,882,301
                                                ---------       ---------
                                             $  3,043,447       3,249,010
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        194             535
                                                ---------       ---------

Partners' equity:
  General partners                               (552,542)       (532,508)
  Limited partners                              3,595,795       3,780,983
                                                ---------       ---------
    Total partners' equity                      3,043,253       3,248,475
                                                ---------       ---------
                                             $  3,043,447       3,249,010
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   331,364    284,828    599,755    591,040
Interest                            1,319      1,452      2,367      2,975
                                  -------    -------    -------    -------
                                  332,683    286,280    602,122    594,015
                                  -------    -------    -------    -------

     Expenses

General and administrative         36,703     38,680     84,457     87,540
Depreciation, depletion and
  amortization                     77,000     82,000    141,000    173,000
                                  -------    -------    -------    -------
                                  113,703    120,680    225,457    260,540
                                  -------    -------    -------    -------
Net income                    $   218,980    165,600    376,665    333,475
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    19,708     14,904     33,900     30,013
                                  =======    =======    =======    =======
  General Partner             $     2,191      1,656      3,767      3,335
                                  =======    =======    =======    =======
  Limited Partners            $   197,081    149,040    338,998    300,127
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      9.85       7.45      16.95      15.01
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   610,786    656,799
  Cash paid to suppliers                                (84,335)   (87,640)
  Interest received                                       2,367      2,975
                                                        -------    -------
    Net cash provided by operating
      activities                                        528,818    572,134
                                                        -------    -------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
    and gas property interest                            13,484       -
                                                        -------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (582,228)  (579,024)
                                                        -------    -------
Net decrease in cash and cash equivalents               (39,926)    (6,890)

  Beginning of period                                   126,941    141,302
                                                        -------    -------
  End of period                                     $    87,015    134,412
                                                        =======    =======

                                                                (continued)

PAGE

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   376,665    333,475

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       141,000    173,000
    Decrease in receivables                              11,153     65,759
    Decrease in payables                                   -          (100)
                                                        -------    -------
Net cash provided by operating
  activities                                        $   528,818    572,134
                                                        =======    =======

PAGE

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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.90     17.86         11%
Average price per mcf of gas             $    2.34      1.79         31%
Oil production in barrels                   16,900    14,900         13%
Gas production in mcf                      122,700   153,600        (20%)
Income from net profits interests        $ 331,364   284,828         16%
Partnership distributions                $ 282,173   259,000          9%
Limited partner distributions            $ 253,973   233,100          9%
Per unit distribution to limited
 partners                                $   12.70     11.66          9%
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $331,364 from $284,828 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 16%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 11%, or $2.04 per barrel, resulting in an increase of approximately $30,400 in income from net profits interests. Oil sales represented 54% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 49% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 31%, or $.55 per mcf, resulting in an increase of approximately $84,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $114,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 2,000 barrels or 13% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in an increase of approximately $39,800 in income from net profits interests.

    Gas production decreased approximately 30,900 mcf or 20% during the same period, resulting in a decrease of approximately $72,300 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $32,500. The decrease is primarily attributable to property sales and two wells being temporarily shut-in by the gas purchaser due to gas line problems.

3. Lease operating costs and production taxes were 14% higher, or approximately $36,400 more during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The increase is due to the acidization of one well and the replacement of the salt water disposal line on another well.

Costs and Expenses

Total costs and expenses decreased to $113,703 from $120,680 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 6%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,000 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $77,000 for the quarter ended June 30, 1996 from $82,000 for the same period in 1995. This represents a decrease of 6%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased during the comparative quarters, depletion expense decreased due to the change in oil prices since 1995.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.38     17.24        12%
Average price per mcf of gas             $    2.23      1.85        21%
Oil production in barrels                   30,300    32,300        (6%)
Gas production in mcf                      251,200   311,500       (19%)
Income from net profits interests        $ 599,755   591,040         1%
Partnership distributions                $ 581,887   579,000       .05%
Limited partner distributions            $ 524,187   521,100         1%
Per unit distribution to limited
 partners                                $   26.21     26.06         1%
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $599,755 from $591,040 for the six months ended June 30, 1996 and 1995, respectively, an increase of 1%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 12%, or $2.14 per barrel, resulting in an increase of approximately $69,100 in income from net profits interests. Oil sales represented 51% of total oil and gas sales during the six months ended June 30, 1996 as compared to 49% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 21%, or $.38 per mcf, resulting in an increase of approximately $118,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $187,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,000 barrels or 6% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $38,800 in income from net profits interests.

    Gas production decreased approximately 60,300 mcf or 19% during the same period, resulting in a decrease of approximately $134,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $173,300. The decrease is primarily attributable to property sales and two wells being temporarily shut-in by the gas purchaser due to gas line problems.

3. Lease operating costs and production taxes were 1% higher, or approximately $5,900 more during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $225,457 from $260,540 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 13%. The decrease is the result of a decrease in general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,100 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $141,000 for the six months ended June 30, 1996 from $173,000 for the same period in 1995. This represents a decrease of 18%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in production for the six months ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $528,800 in the six months ended June 30, 1996 as compared to approximately $572,100 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $13,500 in the six months ended June 30, 1996 as compared to none in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $582,200 in the six months ended June 30, 1996 as compared to approximately $579,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $581,887 of which $524,187 was distributed to the limited partners and $57,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $26.21. Total distributions during the six months ended June 30, 1995 were $579,000 of which $521,100 was distributed to the limited partners and $57,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $26.06.

The sources for the 1996 distributions of $581,887 were oil and gas operations of approximately $528,800 and property sales of approximately $13,500, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $579,000 was oil and gas operations of approximately $572,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $12,750,498 have been made to the partners. As of June 30, 1996, $11,488,621 or $574.43 per limited partner unit has been distributed to the limited partners, representing a 115% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $315,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES, INC.
                                 INCOME FUND VI,
                                 a Tennessee limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date:  August 12, 1996