Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1996-11-12
CIK 796489

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.        Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets



                                               September 30,    December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    101,697         126,941
  Receivable from Managing
   General Partner                                250,865         239,768
                                                ---------       ---------
    Total current assets                          352,562         366,709
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 8,535,904       8,552,301
  Less accumulated depreciation,
   depletion and amortization                   5,882,000       5,670,000
                                                ---------       ---------
    Net oil and gas properties                  2,653,904       2,882,301
                                                ---------       ---------
                                             $  3,006,466       3,249,010
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        242             535
                                                ---------       ---------

Partners' equity:
  General partners                               (556,245)       (532,508)
  Limited partners                              3,562,469       3,780,983
                                                ---------       ---------
    Total partners' equity                      3,006,224       3,248,475
                                                ---------       ---------
                                             $  3,006,466       3,249,010
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   295,019    225,019    894,774    816,059
Interest                            1,176      1,255      3,543      4,230
                                  -------    -------    -------    -------
                                  296,195    226,274    898,317    820,289
                                  -------    -------    -------    -------

     Expenses

General and administrative         37,223     35,448    121,681    122,988
Depreciation, depletion and
 amortization                      71,000     80,000    212,000    253,000
                                  -------    -------    -------    -------
                                  108,223    115,448    333,681    375,988
                                  -------    -------    -------    -------
Net income                    $   187,972    110,826    564,636    444,301
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    16,917      9,974     50,817     39,987
                                  =======    =======    =======    =======
  General Partner             $     1,881      1,109      5,646      4,443
                                  =======    =======    =======    =======
  Limited Partners            $   169,174     99,743    508,173    399,871
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      8.46       4.99      25.41      19.99
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   883,680    904,695
  Cash paid to suppliers                               (121,559)  (123,688)
  Interest received                                       3,543      4,230
                                                        -------    -------
    Net cash provided by operating
     activities                                         765,664    785,237
                                                        -------    -------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
   and gas property interest                             16,272       -
                                                        -------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (807,180)  (786,753)
                                                        -------    -------
Net decrease in cash and cash equivalents               (25,244)    (1,516)

  Beginning of period                                   126,941    141,302
                                                        -------    -------
  End of period                                     $   101,697    139,786
                                                        =======    =======

                                                                (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   564,636    444,301

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       212,000    253,000
    (Increase) decrease in receivables                  (10,972)    88,636
    Decrease in payables                                   -          (700)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   765,664    785,237
                                                        =======    =======


Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas property
   included in receivable from
    Managing General Partner                        $       125        -
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.58     16.23         33%
Average price per mcf of gas             $    2.26      1.77         28%
Oil production in barrels                   14,000    15,800        (11%)
Gas production in mcf                      123,400   151,200        (18%)
Income from net profits interests        $ 295,019   225,019         31%
Partnership distributions                $ 225,000   208,000          8%
Limited partner distributions            $ 202,500   187,200          8%
Per unit distribution to limited
 partners                                $   10.13      9.36          8%
Number of limited partner units             20,000    20,000


Revenues

The Partnership's income from net profits interests increased to $295,019 from $225,019 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 31%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 33%, or $5.35 per barrel, resulting in an increase of approximately $84,500 in income from net profits interests. Oil sales represented 52% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 49% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 28%, or $.49 per mcf, resulting in an increase of approximately $74,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $158,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 11% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $38,800 in income from net profits interests.

    Gas production decreased approximately 27,800 mcf or 18% during the same period, resulting in a decrease of approximately $62,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $101,600. The decrease is primarily attributable to property sales and two wells being temporarily shut-in by the gas purchaser due to gas line problems.

3. Lease operating costs and production taxes were 4% lower, or approximately $13,000 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $108,223 from $115,448 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 6%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,800 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $71,000 for the quarter ended September 30, 1996 from $80,000 for the same period in 1995. This represents a decrease of 11%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased during the comparative quarters, depletion expense decreased due to the change in oil prices since 1995.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.08     16.91        19%
Average price per mcf of gas             $    2.24      1.82        23%
Oil production in barrels                   44,400    48,100        (8%)
Gas production in mcf                      374,600   462,700       (19%)
Income from net profits interests        $ 894,774   816,059        10%
Partnership distributions                $ 806,887   787,000         3%
Limited partner distributions            $ 726,687   708,300         3%
Per unit distribution to limited
 partners                                $   36.33     35.42         3%
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $894,774 from $816,059 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 10%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.17 per barrel, resulting in an increase of approximately $152,500 in income from net profits interests. Oil sales represented 52% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 49% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 23%, or $.42 per mcf, resulting in an increase of approximately $194,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $346,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,700 barrels or 8% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $74,300 in income from net profits interests.

    Gas production decreased approximately 88,100 mcf or 19% during the same period, resulting in a decrease of approximately $197,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $271,600. The decrease is primarily attributable to property sales and two wells being temporarily shut-in by the gas purchaser due to gas line problems.

3. Lease operating costs and production taxes were 1% lower, or approximately $7,100 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $333,681 from $375,988 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 11%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $1,300 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $212,000 for the nine months ended September 30, 1996 from $253,000 for the same period in 1995. This represents a decrease of 16%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased during the comparative quarters, depletion expense decreased due to the change in oil prices since 1995.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $765,700 in the nine months ended September 30, 1996 as compared to approximately $785,200 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $16,300 in the nine months ended September 30, 1996 as compared to none in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $807,200 in the nine months ended September 30, 1996 as compared to approximately $786,800 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $806,887 of which $726,687 was distributed to the limited partners and $80,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $36.33. Total distributions during the nine months ended September 30, 1995 were $787,000 of which $708,300 was distributed to the limited partners and $78,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $35.42.

The sources for the 1996 distributions of $806,887 were oil and gas operations of approximately $765,700 and the sale of oil and gas properties of approximately $16,300, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $787,000 was oil and gas operations of approximately $785,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $12,975,498 have been made to the partners. As of September 30, 1996, $11,691,121 or $584.56 per limited partner unit has been distributed to the limited partners, representing a 117% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $352,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Financial Data Schedule
        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:  November 15, 1996