Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1997-05-13
CIK 796489

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997           1996
                                                   ----           ----
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    100,055        65,438
 Receivable from Managing General Partner          217,358       338,190
                                                 ---------     ---------
    Total current assets                           317,413       403,628
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,535,904     8,535,904
  Less accumulated depreciation,
   depletion and amortization                    5,945,000     5,895,000
                                                 ---------     ---------
    Net oil and gas properties                   2,590,904     2,640,904
                                                 ---------     ---------
                                              $  2,908,317     3,044,532
                                                 =========     =========
  Liabilities and Partners' Equity

Current liabilities:
 Distribution payable                         $        297           270
 Accounts payable                                    8,000           -
                                                 ---------     ---------
    Total current liabilities                        8,297           270
                                                 ---------     ---------
Partners' equity:
 General partners                                 (566,864)     (552,440)
 Limited partners                                3,466,884     3,596,702
                                                 ---------     ---------
    Total partners' equity                       2,900,020     3,044,262
                                                 ---------     ---------
                                              $  2,908,317     3,044,532
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Income from net profits interests                   $   247,373    268,391
Interest                                                    873      1,048
                                                        -------    -------
                                                        248,246    269,439
                                                        -------    -------
  Expenses

General and administrative                               47,488     47,755
Depreciation, depletion and amortization                 50,000     64,000
                                                        -------    -------
                                                         97,488    111,755
                                                        -------    -------
Net income                                          $   150,758    157,684
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    13,568     14,192
                                                        =======    =======
 General partner                                    $     1,508      1,577
                                                        =======    =======
 Limited partners                                   $   135,682    141,915
                                                        =======    =======
  Per limited partner unit                          $      6.78       7.10
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   368,205    278,013
 Cash paid to suppliers                                 (39,488)   (39,283)
 Interest received                                          873      1,048
                                                       --------   --------
  Net cash provided by operating activities             329,590    239,778
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                                -        5,692
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (294,973)  (298,978)
                                                       --------   --------
Net increases (decrease) in cash and
 cash equivalents                                        34,617    (53,508)

 Beginning of period                                     65,438    126,941
                                                       --------   --------
 End of period                                      $   100,055     73,433
                                                       ========   ========

                                                                (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   150,758    157,684

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               50,000     64,000
  Decrease in receivables                               120,832      9,744
  Increase in payables                                    8,000      8,350
                                                        -------    -------
Net cash provided by operating activities           $   329,590    239,778
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   20.74     18.74      11%
Average price per mcf of gas              $    2.47      2.12      17%
Oil production in barrels                    12,000    13,500     (11%)
Gas production in mcf                       115,000   128,500     (11%)
Income from net profits interests         $ 247,373   268,391      (8%)
Partnership distributions                 $ 295,000   299,714      (2%)
Limited partner distributions             $ 265,500   270,214      (2%)
Per unit distribution to limited
 partners                                 $   13.28     13.51      (2%)
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $247,373 from $268,391 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 8%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 11%, or $2.00 per barrel, resulting in an increase of approximately $27,000 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 48% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.35 per mcf, resulting in an increase of approximately $45,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $72,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,500 barrels or 11% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $31,100 in income from net profits interests.

    Gas production decreased approximately 13,500 mcf or 11% during the same period, resulting in a decrease of approximately $33,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $64,400. The decrease is primarily a result of three wells being temporarily shut-in due to mechanical problems.

3. Lease operating costs and production taxes were 12% higher, or approximately $29,600 more during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase is primarily a result of an acid job performed on one well and salt water disposal expense on another well.

Costs and Expenses

Total costs and expenses decreased to $97,488 from $111,755 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 13%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $50,000 for the quarter ended March 31, 1997 from $64,000 for the same period in 1996. This represents a decrease of 22%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas properties.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $329,600 in the quarter ended March 31, 1997 as compared to approximately $239,800 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 1997 as compared to approximately $5,700 in the quarter ended March 31, 1996.

Cash flows used in financing activities were approximately $295,000 in the quarter ended March 31, 1997 as compared to approximately $299,000 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $295,000 of which $265,500 was distributed to the limited partners and $29,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $13.28. Total distributions during the quarter ended March 31, 1996 were $299,714 of which $270,214 was distributed to the limited partners and $29,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $13.51.

The source for the 1997 distributions of $295,000 was oil and gas operations of approximately $329,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $299,714 were oil and gas operations of approximately $239,800 and sales of oil and gas properties of approximately $5,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $13,602,498 have been made to the partners. As of March 31, 1997, $12,255,421 or $612.77 per limited partner unit has been distributed to the limited partners, representing a 123% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $309,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

               None

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matter to a Vote of Security Holders

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997