Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1997-08-14
CIK 796489

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                 PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

            Southwest Royalties, Inc. Income Fund VI

                         Balance Sheets



                                                June 30,        December 31,
                                                  1997             1996
                                               -----------     ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     61,902          65,438
 Receivable from Managing General Partner         193,298         338,190
                                                ---------       ---------
    Total current assets                          255,200         403,628
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 8,535,829       8,535,904
  Less accumulated depreciation,
   depletion and amortization                   5,994,000       5,895,000
                                                ---------       ---------
    Net oil and gas properties                  2,541,829       2,640,904
                                                ---------       ---------
                                             $  2,797,029       3,044,532
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Distributions payable                       $        134             270
 Accounts payable                                   1,208             -
                                                ---------       ---------
    Total current liabilities                       1,342             270
                                                ---------       ---------
Partners' equity:
 General partners                                (577,298)       (552,440)
 Limited partners                               3,372,985       3,596,702
                                                ---------       ---------
    Total partners' equity                      2,795,687       3,044,262
                                                ---------       ---------
                                             $  2,797,029       3,044,532
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $   191,169    331,364    438,542    599,755
Interest                            1,087      1,319      1,960      2,367
                                  -------    -------    -------    -------
                                  192,256    332,683    440,502    602,122
                                  -------    -------    -------    -------

  Expenses

General and administrative         37,590     36,703     85,077     84,457
Depreciation, depletion and
 amortization                      49,000     77,000     99,000    141,000
                                  -------    -------    -------    -------
                                   86,590    113,703    184,077    225,457
                                  -------    -------    -------    -------
Net income                    $   105,666    218,980    256,425    376,665
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     9,510     19,708     23,078     33,900
                                  =======    =======    =======    =======
 General Partner              $     1,058      2,191      2,564      3,767
                                  =======    =======    =======    =======
 Limited Partners             $    95,098    197,081    230,783    338,998
                                  =======    =======    =======    =======
  Per limited partner unit    $      4.75       9.85      11.54      16.95
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                        1997        1996

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   583,434    610,786
 Cash paid to suppliers                                 (83,869)   (84,335)
 Interest received                                        1,960      2,367
                                                       --------   --------
  Net cash provided by operating activities             501,525    528,818
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                          75     13,484
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (505,136)  (582,228)
                                                       --------   --------
Net decrease in cash and cash equivalents                (3,536)   (39,926)

 Beginning of period                                     65,438    126,941
                                                       --------   --------
 End of period                                      $    61,902     87,015
                                                       ========   ========

                                                                (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                        1997        1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   256,425    376,665

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               99,000    141,000
  Decrease in receivables                               144,892     11,153
  Increase in payables                                    1,208        -
                                                        -------    -------
Net cash provided by operating activities           $   501,525    528,818
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.80     19.90         (6%)
Average price per mcf of gas             $    2.37      2.34          1%
Oil production in barrels                   13,100    16,900        (22%)
Gas production in mcf                      118,600   122,700         (3%)
Income from net profits interests        $ 191,169   331,364        (42%)
Partnership distributions                $ 210,000   282,173        (26%)
Limited partner distributions            $ 189,000   253,973        (26%)
Per unit distribution to limited
 partners                                $    9.45     12.70        (26%)
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $191,169 from $331,364 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 42%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 6%, or $1.10 per barrel, resulting in a decrease of approximately $18,600 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 54% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 1%, or $.03 per mcf, resulting in an increase of approximately $3,700 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $14,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,800 barrels or 22% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $71,400 in income from net profits interests.

    Gas production decreased approximately 4,100 mcf or 3% during the same period, resulting in a decrease of approximately $9,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $81,100. The decrease is primarily attributable to mechanical problems on three wells and the loss of one well as a result of being fully depleted. The decrease was partially offset by an increase on one well as the result of a successful workover.

3. Lease operating costs and production taxes were 15% higher, or approximately $44,800 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is primarily attributable to the workover costs on two wells, pulling expense on one well and salt water disposal costs on another well.

Costs and Expenses

Total costs and expenses decreased to $86,590 from $113,703 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 24%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $900 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $49,000 for the quarter ended June 30, 1997 from $77,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.73     19.38         2%
Average price per mcf of gas             $    2.38      2.23         7%
Oil production in barrels                   25,100    30,300       (17%)
Gas production in mcf                      237,300   251,200        (6%)
Income from net profits interests        $ 438,542   599,755       (27%)
Partnership distributions                $ 505,000   581,887       (13%)
Limited partner distributions            $ 454,500   524,187       (13%)
Per unit distribution to limited
 partners                                $   22.73     26.21       (13%)
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $438,542 from $599,755 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 2%, or $.35 per barrel, resulting in an increase of approximately $10,600 in income from net profits interests. Oil sales represented 47% of total oil and gas sales during the six months ended June 30, 1997 as compared to 51% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.15 per mcf, resulting in an increase of approximately $37,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $48,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,200 barrels or 17% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $102,600 in income from net profits interests.

    Gas production decreased approximately 13,900 mcf or 6% during the same period, resulting in a decrease of approximately $33,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $135,700. The decrease is primarily attributable to mechanical problems on three wells and the loss of one well as a result of being fully depleted. The decrease was partially offset by an increase on one well as the result of a successful workover.

3. Lease operating costs and production taxes were 14% higher, or approximately $74,400 more during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase is primarily attributable to the workover costs on two wells, pulling expense on one well and salt water disposal costs on another well.

Costs and Expenses

Total costs and expenses decreased to $184,077 from $225,457 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 18%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $600 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $99,000 for the six months ended June 30, 1997 from $141,000 for the same period in 1996. This represents a decrease of 30%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $501,500 in the six months ended June 30, 1997 as compared to approximately $528,800 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $75 in the six months ended June 30, 1997 as compared to approximately $13,500 in the six months ended June 30, 1996. The principle source of the 1997 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $505,100 in the six months ended June 30, 1997 as compared to approximately $582,200 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $505,000 of which $454,500 was distributed to the limited partners and $50,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $22.73. Total distributions during the six months ended June 30, 1996 were $581,887 of which $524,187 was distributed to the limited partners and $57,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $26.21.

The sources for the 1997 distributions of $505,000 were oil and gas operations of approximately $501,500 and property sales of $75, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $581,887 were oil and gas operations of approximately $528,800 and property sales of approximately $13,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $13,812,498 have been made to the partners. As of June 30, 1997, $12,444,421 or $622.22 per limited partner unit has been distributed to the limited partners, representing a 124% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $253,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              27 Financial Data Schedule

          (b) Reports on Form 8-K:

              On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

Date:  August 15, 1997