Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1997-11-12
CIK 796489

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   59,341         65,438
 Receivable from Managing General Partner         185,282        338,190
---------                                      ---------
     Total current assets                         244,623        403,628
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 8,535,829      8,535,904
  Less accumulated depreciation,
   depletion and amortization                   6,039,000      5,895,000
                                                ---------      ---------
     Net oil and gas properties                 2,496,829      2,640,904
                                                ---------      ---------
                                               $2,741,452      3,044,532
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      504            270
                                                ---------      ---------
Partners' equity
 General partners                               (582,771)      (552,440)
 Limited partners                               3,323,719      3,596,702
                                                ---------      ---------
     Total partners' equity                     2,740,948      3,044,262
                                                ---------      ---------
                                               $2,741,452      3,044,532
                                                =========      =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $   221,161   295,019     659,703   894,774
Interest                             757     1,176       2,717     3,543
                                 -------   -------     -------   -------
                                 221,918   296,195     662,420   898,317
                                 -------   -------     -------   -------
Expenses

General and administrative        36,657    37,223     121,734   121,681
Depreciation, depletion and
 amortization                     45,000    71,000     144,000   212,000
                                 -------   -------     -------   -------
                                  81,657   108,223     265,734   333,681
                                 -------   -------     -------   -------
Net income                   $   140,261   187,972     396,686   564,636
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $    12,623    16,917      35,702    50,817
                                 =======   =======   =========   =======
 General Partner             $     1,404     1,881       3,967     5,646
                                 =======   =======   =========   =======
 Limited Partners            $   126,234   169,174     357,017   508,173
                                 =======   =======   =========   =======
  Per limited partner unit   $      6.31      8.46       17.85     25.41
                                 =======   =======   =========   =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income net
  profits interests                                $  812,611    883,680
 Cash paid to suppliers                             (121,734)  (121,559)
 Interest received                                      2,717      3,543
                                                      -------    -------

  Net cash provided by operating activities           693,594    765,664
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas
  property interest                                        75     16,272
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (699,766)  (807,180)
                                                      -------    -------
Net decrease in cash and cash equivalents             (6,097)   (25,244)

 Beginning of period                                   65,438    126,941
                                                      -------    -------
 End of period                                     $   59,341    101,697
=======                                            =======

                                                             (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  396,686    564,636

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization            144,000    212,000
  (Increase) decrease in receivables                  152,908   (10,972)
                                                      -------    -------
Net cash provided by operating activities          $  693,594    765,664
                                                      =======    =======


Supplemental schedule of non-cash investing and financial activities:

  Sale of oil and gas property
  included in receivable from
 Managing General Partner                         $        -        125
                                                     ========   ========

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.46     21.58     (19%)
Average price per mcf of gas               $    2.27      2.26         -
Oil production in barrels                     12,200    14,000     (13%)
Gas production in mcf                        118,600   123,400      (4%)
Income from net profits interests          $ 221,161   295,019     (25%)
Partnership distributions                  $ 195,000   225,000     (13%)
Limited partner distributions              $ 175,500   202,500     (13%)
Per unit distribution to limited partners  $    8.78     10.13     (13%)
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $221,161 from $295,019 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 25%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 19%, or $4.12 per barrel, resulting in a decrease of approximately $57,700 in income from net profits interests. Oil sales represented 44% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 52% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by less than 1%, or $.01 per mcf, resulting in an increase of approximately $1,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $56,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 13% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $31,400 in income from net profits interests.

    Gas production decreased approximately 4,800 mcf or 4% during the same period, resulting in a decrease of approximately $10,900 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $42,300. The decrease is primarily attributable to mechanical problems on three wells and the loss of one well. The decrease was partially offset by an increase on one well due to a successful workover.

3.  Lease   operating  costs  and  production  taxes  were  9%  lower,   or
    approximately $25,500 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $81,657 from $108,223 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 25%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $600 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $45,000 for the quarter ended September 30, 1997 from $71,000 for the same period in 1996. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.  General Comparison of the Nine Month Periods Ended September 30, 1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.99     20.08      (5%)
Average price per mcf of gas               $    2.34      2.24        4%
Oil production in barrels                     37,300    44,400     (16%)
Gas production in mcf                        355,900   374,600      (5%)
Income from net profits interests          $ 659,703   894,774     (26%)
Partnership distributions                  $ 700,000   806,887     (13%)
Limited partner distributions              $ 630,000   726,687     (13%)
Per unit distribution to limited partners  $   31.50     36.33     (13%)
Number of limited partner units            $  20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $659,703 from $894,774 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 26%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 5%, or $1.09 per barrel, resulting in a decrease of approximately $48,400 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 52% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.10 per mcf, resulting in an increase of approximately $37,500 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $10,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,100 barrels or 16% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $134,800 in income from net profits interests.

    Gas production decreased approximately 18,700 mcf or 5% during the same period, resulting in a decrease of approximately $43,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $178,600. The decrease is primarily attributable to mechanical problems on three wells and the loss of one well. The decrease was partially offset by an increase on one well due to a successful workover.

3.  Lease  operating  costs  and  production  taxes  were  6%  higher,   or
    approximately $49,000 more during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $265,734 from $333,681 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 20%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $100 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $144,000 for the nine months ended September 30, 1997 from $212,000 for the same period in 1996. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $693,600 in the nine months ended September 30, 1997 as compared to approximately $765,700 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $100 in the nine months ended September 30, 1997 as compared to approximately $16,300 in the nine months ended September 30, 1996. The principle source of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $699,800 in the nine months ended September 30, 1997 as compared to approximately $807,200 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $700,000 of which $630,000 was distributed to the limited partners and $70,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $31.50. Total distributions during the nine months ended September 30, 1996 were $806,887 of which $726,687 was distributed to the limited partners and $80,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $36.33.

The  sources  for  the  1997 distributions of $700,000  were  oil  and  gas operations of approximately $693,600 and the change in oil and gas properties of approximately $100, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $806,887 were oil and gas operations of approximately $765,700 and the change in oil and gas properties of approximately $16,300, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $14,007,498 have been made to the partners. As of September 30, 1997, $12,619,921 or $631.00 per limited partner unit has been distributed to the limited partners, representing a 126% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $244,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Royalties, Inc. Income Fund VI a Tennessee limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997