Form 10-Q
period 1998-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1998-05-13
CIK 796489

3 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Tennessee
75-2127812
(State or other jurisdiction of                (I.R.S. Employer No.)


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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                  March 31,   December 31,
                                                     1998         1997
                                                     ----         ----
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     56,640        40,719
 Receivable from Managing General Partner          196,760       251,738
 Other receivable                                        -        20,000
                                                 ---------     ---------
    Total current assets                           253,400       312,457
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,483,537     8,505,071
  Less accumulated depreciation,
   depletion and amortization                    6,237,000     6,176,000
                                                 ---------     ---------
    Net oil and gas properties                   2,246,537     2,329,071
                                                 ---------     ---------
                                              $  2,499,937     2,641,528
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $        248           203
                                                 ---------     ---------
Partners' equity:
 General partners                                (604,881)     (592,733)
 Limited partners                                3,104,570     3,234,058
                                                 ---------     ---------
    Total partners' equity                       2,499,689     2,641,325
                                                 ---------     ---------
                                              $  2,499,937     2,641,528
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

  Revenues

Income from net profits interests                   $   172,669    247,373
Interest                                                  1,391        873
                                                        -------    -------
                                                        174,060    248,246
                                                        -------    -------
  Expenses

General and administrative                               49,543     47,488
Depreciation, depletion and amortization                 61,000     50,000
                                                        -------    -------
                                                        110,543     97,488
                                                        -------    -------
Net income                                          $    63,517    150,758
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     5,717     13,568
                                                        =======    =======
 General partner                                    $       635      1,508
                                                        =======    =======
 Limited partners                                   $    57,165    135,682
                                                        =======    =======
  Per limited partner unit                          $      2.86       6.78
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   200,061    368,205
 Cash paid to suppliers                                (21,957)   (39,488)
 Interest received                                        1,391        873
                                                       --------   --------
  Net cash provided by operating activities             179,495    329,590
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                             41,534          -
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (205,108)  (294,973)
                                                       --------   --------
Net increases in cash and
 cash equivalents                                        15,921     34,617

 Beginning of period                                     40,719     65,438
                                                       --------   --------
 End of period                                      $    56,640    100,055
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    63,517    150,758

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               61,000     50,000
  Decrease in receivables                                27,392    120,832
  Increase in payables                                   27,586      8,000
                                                        -------    -------
Net cash provided by operating activities           $   179,495    329,590
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   12.73     20.74    (39%)
Average price per mcf of gas              $    2.38      2.47     (4%)
Oil production in barrels                    12,650    12,000       6%
Gas production in mcf                       122,500   115,000       7%
Income from net profits interests         $ 172,669   247,373    (31%)
Partnership distributions                 $ 205,153   295,000    (30%)
Limited partner distributions             $ 186,653   265,500    (30%)
Per unit distribution to limited
 partners                                 $    9.33     13.28    (30%)
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $172,669 from $247,373 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 31%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 39%, or $8.01 per barrel, resulting in a decrease of approximately $96,100 in income from net profits interests. Oil sales represented 36% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 47% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.09 per mcf, resulting in a decrease of approximately $10,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $106,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 650 barrels or 6% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $8,300 in income from net profits interests.

    Gas production increased approximately 7,500 mcf or 7% during the same period, resulting in an increase of approximately $17,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $26,200.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $5,400 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Costs and Expenses

Total costs and expenses increased to $110,543 from $97,488 for the quarters ended March 31, 1998 and 1997, respectively, an increase of 14%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $2,000 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. Depletion expense increased to $61,000 for the quarter ended March 31, 1998 from $50,000 for the same period in 1997. This represents an increase of 22%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $179,500 in the quarter ended March 31, 1998 as compared to approximately $329,600 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $41,500 in the quarter ended March 31, 1998. There were no cash flows provided by investing activities in the quarter ended March 31, 1997.

Cash flows used in financing activities were approximately $205,100 in the quarter ended March 31, 1998 as compared to approximately $295,000 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $205,153 of which $186,653 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $9.33. Total distributions during the quarter ended March 31, 1997 were $295,000 of which $265,500 was distributed to the limited partners and $29,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $13.28.

The sources for the 1998 distributions of $205,100 were oil and gas operations of approximately $179,500 and sales of oil and gas properties of approximately $41,500. The source for the 1997 distributions of $295,000 was oil and gas operations of approximately $329,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $14,441,651 have been made to the partners. As of March 31, 1998, $13,012,674 or $650.63 per limited partner unit has been distributed to the limited partners, representing a 131% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $253,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998