Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1998-08-12
CIK 796489

6 of 14

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

     Southwest Royalties, Inc. Income Fund VI

     Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     52,266          40,719
 Receivable from Managing General Partner         127,702         251,738
 Other receivable                                       -          20,000
                                                ---------       ---------
    Total current assets                          179,968         312,457
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 8,483,507       8,505,071
  Less accumulated depreciation,
   depletion and amortization                   6,281,000       6,176,000
                                                ---------       ---------
    Net oil and gas properties                  2,202,507       2,329,071
                                                ---------       ---------
                                             $  2,382,475       2,641,528
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        431             203
                                                ---------       ---------
Partners' equity:
 General partners                               (616,645)       (592,733)
 Limited partners                               2,998,689       3,234,058
                                                ---------       ---------
    Total partners' equity                      2,382,044       2,641,325
                                                ---------       ---------
                                             $  2,382,475       2,641,528
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    55,995    191,169    228,664    438,542
Interest                            1,318      1,087      2,709      1,960
                                  -------    -------    -------    -------
                                   57,313    192,256    231,373    440,502
                                  -------    -------    -------    -------

  Expenses

General and administrative         38,960     37,590     88,503     85,077
Depreciation, depletion and
 amortization                      44,000     49,000    105,000     99,000
                                  -------    -------    -------    -------
                                   82,960     86,590    193,503    184,077
                                  -------    -------    -------    -------
Net income (loss)             $  (25,647)    105,666     37,870    256,425
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $   (2,308)      9,510      3,408     23,078
                                  =======    =======    =======    =======
 General Partner              $     (256)      1,058        380      2,564
                                  =======    =======    =======    =======
 Limited Partners             $  (23,083)     95,098     34,082    230,783
                                  =======    =======    =======    =======
  Per limited partner unit    $    (1.15)       4.75       1.70      11.54
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997


Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   317,273    583,434
 Cash paid to suppliers                                (53,074)   (83,869)
 Interest received                                        2,709      1,960
                                                       --------   --------
  Net cash provided by operating activities             266,908    501,525
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                      41,564         75
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (296,925)  (505,136)
                                                       --------   --------

Net increase (decrease) in cash and cash
 equivalents                                             11,547    (3,536)

 Beginning of period                                     40,719     65,438
                                                       --------   --------
 End of period                                      $    52,266     61,902
                                                       ========   ========
                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    37,870    256,425

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization              105,000     99,000
  Decrease in receivables                                88,609    144,892
  Increase in payables                                   35,429      1,208
                                                        -------    -------
Net cash provided by operating activities           $   266,908    501,525
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

Based on current conditions, management does not anticipate performing workovers during the next five years to enhance production. The Partnership has the opportunity for potential increases with little decline. Thereafter, the Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:
                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   13.69      18.80      (27%)
Average price per mcf of gas             $    1.56       2.37      (34%)
Oil production in barrels                    8,650     13,100      (34%)
Gas production in mcf                      107,700    118,600       (9%)
Income from net profits interests        $  55,995    191,169      (71%)
Partnership distributions                $  92,000    210,000      (56%)
Limited partner distributions            $  82,800    189,000      (56%)
Per unit distribution to limited
 partners                                $    4.14       9.45      (56%)
Number of limited partner units             20,000     20,000

Revenues

The Partnership's income from net profits interests decreased to $55,995 from $191,169 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 71%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 27%, or $5.11 per barrel, resulting in a decrease of approximately $66,900 in income from net profits interests. Oil sales represented 41% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 47% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 34%, or $.81 per mcf, resulting in a decrease of approximately $96,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $163,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,500 barrels or 34% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $61,600 in income from net profits interests.

    Gas production decreased approximately 10,900 mcf or 9% during the same period, resulting in a decrease of approximately $17,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $78,600. The decrease in oil production is due primarily to the sale of one well.

3. Lease operating costs and production taxes were 32% lower, or approximately $106,100 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease is primarily attributable to workover costs on two wells and pulling expense on one well incurred in 1997.

Costs and Expenses

Total costs and expenses decreased to $82,960 from $86,590 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 4%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $1,400 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense decreased to $44,000 for the quarter ended June 30, 1998 from $49,000 for the same period in 1997. This represents a decrease of 10%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.12     19.73      (34%)
Average price per mcf of gas             $     2.00      2.38      (16%)
Oil production in barrels                    21,300    25,100      (15%)
Gas production in mcf                       230,200   237,300       (3%)
Income from net profits interests        $  228,664   438,542      (48%)
Partnership distributions                $  297,153   505,000      (41%)
Limited partner distributions            $  269,453   454,500      (41%)
Per unit distribution to limited
 partners                                $    13.47     22.73      (41%)
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $228,664 from $438,542 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 48%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 34%, or $6.61 per barrel, resulting in a decrease of approximately $165,900 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the six months ended June 30, 1998 as compared to 47% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 16%, or $.38 per mcf, resulting in a decrease of approximately $90,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $256,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,800 barrels or 15% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $49,900 in income from net profits interests.

    Gas production decreased approximately 7,100 mcf or 3% during the same period, resulting in a decrease of approximately $14,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $64,100.

3. Lease operating costs and production taxes were 18% lower, or approximately $111,500 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease is primarily attributable to workover costs on two wells and pulling expense on one well incurred in 1997.

Costs and Expenses

Total costs and expenses increased to $193,503 from $184,077 for the six months ended June 30, 1998 and 1997, respectively, an increase of 5%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $3,400 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $105,000 for the six months ended June 30, 1998 from $99,000 for the same period in 1997. This represents an increase of 6%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $266,900 in the six months ended June 30, 1998 as compared to approximately $501,500 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $41,600 in the six months ended June 30, 1998 as compared to approximately $75 in the six months ended June 30, 1997. The principle source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $296,900 in the six months ended June 30, 1998 as compared to approximately $505,100 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $297,153 of which $269,453 was distributed to the limited partners and $27,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $13.47. Total distributions during the six months ended June 30, 1997 were $505,000 of which $454,500 was distributed to the limited partners and $50,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $22.73.

The sources for the 1998 distributions of $297,153 were oil and gas operations of approximately $266,900 and property sales of approximately $41,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $505,000 were oil and gas operations of approximately $501,500 and property sales of $75, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $14,533,651 have been made to the partners. As of June 30, 1998, $13,095,474 or $654.77 per limited partner unit has been distributed to the limited partners, representing a 131% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $179,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

               27 Financial Data Schedule

                    (b) Reports on Form 8-K:

                                 No reports on Form 8-K were filed during the
              quarter ended June 30, 1998.

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

Date:  August 15, 1998