Form 10-Q
period 1999-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1999-05-13
CIK 796489

15 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                  March 31,   December 31,
                                                     1999         1998
                                                     ----         ----
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     85,385        38,539
 Receivable from Managing General Partner           68,964       110,000
                                                 ---------     ---------
    Total current assets                           154,349       148,539
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,426,634     8,426,634
  Less accumulated depreciation,
   depletion and amortization                    6,456,000     6,423,000
                                                 ---------     ---------
    Net oil and gas properties                   1,970,634     2,003,634
                                                 ---------     ---------
                                              $  2,124,983     2,152,173
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $        355           300
                                                 ---------     ---------
Partners' equity:
 General partners                                (642,107)     (639,382)
 Limited partners                                2,766,735     2,791,255
                                                 ---------     ---------
    Total partners' equity                       2,124,628     2,152,873
                                                 ---------     ---------
                                              $  2,124,983     2,152,173
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

  Revenues

Income from net profits interests                   $    44,589    172,669
Interest                                                    712      1,391
                                                        -------    -------
                                                         45,301    174,060
                                                        -------    -------
  Expenses

General and administrative                               39,546     49,543
Depreciation, depletion and amortization                 33,000     61,000
                                                        -------    -------
                                                         72,546    110,543
                                                        -------    -------
Net income (loss)                                   $  (27,245)     63,517
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $   (2,452)      5,717
                                                        =======    =======
 General partner                                    $     (272)        635
                                                        =======    =======
 Limited partners                                   $  (24,521)     57,165
                                                        =======    =======
  Per limited partner unit                          $    (1.23)       2.86
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $    72,582    200,061
 Cash paid to suppliers                                (26,503)   (21,957)
 Interest received                                          712      1,391
                                                       --------   --------
  Net cash provided by operating activities              46,791    179,495
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                                  -     41,534
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                   55  (205,108)
                                                       --------   --------
Net increases in cash and
 cash equivalents                                        46,846     15,921

 Beginning of period                                     38,539     40,719
                                                       --------   --------
 End of period                                      $    85,385     56,640
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (27,245)     63,517

Adjustments to reconcile net income (loss)to net cash provided by operating activities:

  Depreciation, depletion and amortization               33,000     61,000
  Decrease in receivables                                27,993     27,392
  Increase in payables                                   13,043     27,586
                                                        -------    -------
Net cash provided by operating activities           $    46,791    179,495
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during the next year to enhance production. The Partnership has the opportunity for potential increases with normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1999      1998    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $    9.13     12.73    (28%)
Average price per mcf of gas              $    1.60      2.38    (33%)
Oil production in barrels                     6,200    12,650    (51%)
Gas production in mcf                        98,600   122,500    (20%)
Income from net profits interests         $  44,589   172,669    (74%)
Partnership distributions                 $       -   205,153   (100%)
Limited partner distributions             $       -   186,653   (100%)
Per unit distribution to limited
 partners                                 $       -      9.33   (100%)
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $44,589 from $172,669 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 74%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 28%, or $3.60 per barrel, resulting in a decrease of approximately $45,500 in income from net profits interests. Oil sales represented 26% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 36% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 33%, or $.78 per mcf, resulting in a decrease of approximately $95,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $141,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 6,450 barrels or 51% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $58,900 in income from net profits interests.

    Gas production decreased approximately 23,900 mcf or 20% during the same period, resulting in a decrease of approximately $38,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $97,100. The decrease in production is due partially to the decline in price which caused some wells to be uneconomical to repair thus necessary to shut-in. Additionally property sales accounted for a portion of the decrease in production.

3. Lease operating costs and production taxes were 40% lower, or approximately $111,100 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $72,546 from $110,543 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 34%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 20% or approximately $10,000 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $33,000 for the quarter ended March 31, 1999 from $61,000 for the same period in 1998. This represents a decrease of 46%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of oil and the decline in production used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $46,800 in the quarter ended March 31, 1999 as compared to approximately $179,500 in the quarter ended March 31, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the quarter ended March 31, 1999 as compared to approximately $41,500 in the quarter ended March 31, 1998.

Cash flows used in financing activities were approximately $55 in the quarter ended March 31, 1999 as compared to approximately $205,100 in the quarter ended March 31, 1998. The only use in financing activities was the distributions to partners.

There were no distributions during the quarter ended March 31, 1999. Total distributions during the quarter ended March 31, 1998 were $205,153 of which $186,653 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $9.33.

The sources for the 1998 distributions of $205,100 were oil and gas operations of approximately $179,500 and sales of oil and gas properties of approximately $41,500.

Since inception of the Partnership, cumulative monthly cash distributions of $14,676,459 have been made to the partners. As of March 31, 1999, $13,224,282 or $661.21 per limited partner unit has been distributed to the limited partners, representing a 132% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $154,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999