Form 10-Q/A
period 1999-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1999-06-08
CIK 796489

15 of 15
                               FORM 10-Q/A

                                  AMENDED

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

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                  March 31,   December 31,
                                                     1999         1998
                                                     ----         ----
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     85,385        38,539
 Receivable from Managing General Partner          135,294       110,000
                                                 ---------     ---------
    Total current assets                           220,679       148,539
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,426,634     8,426,634
  Less accumulated depreciation,
   depletion and amortization                    6,467,000     6,423,000
                                                 ---------     ---------
    Net oil and gas properties                   1,959,634     2,003,634
                                                 ---------     ---------
                                              $  2,180,313     2,152,173
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $        355           300
                                                 ---------     ---------
Partners' equity:
 General partners                                (636,574)     (639,382)
 Limited partners                                2,816,532     2,791,255
                                                 ---------     ---------
    Total partners' equity                       2,179,958     2,152,873
                                                 ---------     ---------
                                              $  2,180,313     2,152,173
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

  Revenues

Income from net profits interests                   $   110,919    172,669
Interest                                                    712      1,391
                                                        -------    -------
                                                        111,631    174,060
                                                        -------    -------
  Expenses

General and administrative                               39,546     49,543
Depreciation, depletion and amortization                 44,000     61,000
                                                        -------    -------
                                                         83,546    110,543
                                                        -------    -------
Net income (loss)                                   $    28,085     63,517
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     2,528      5,717
                                                        =======    =======
 General partner                                    $       280        635
                                                        =======    =======
 Limited partners                                   $    25,277     57,165
                                                        =======    =======
  Per limited partner unit                          $      1.26       2.86
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
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    28,085     63,517

Adjustments to reconcile net income (loss)to net cash provided by operating activities:

  Depreciation, depletion and amortization               44,000     61,000
  Decrease in receivables                              (38,337)     27,392
  Increase in payables                                   13,043     27,586
                                                        -------    -------
Net cash provided by operating activities           $    46,791    179,495
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1999      1998    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   11.08     12.73    (13%)
Average price per mcf of gas              $    1.61      2.38    (32%)
Oil production in barrels                    11,000    12,650    (13%)
Gas production in mcf                       100,600   122,500    (18%)
Income from net profits interests         $ 110,919   172,669    (36%)
Partnership distributions                 $       -   205,153   (100%)
Limited partner distributions             $       -   186,653   (100%)
Per unit distribution to limited
 partners                                 $       -      9.33   (100%)
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $110,919 from $172,669 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 36%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 13%, or $1.65 per barrel, resulting in a decrease of approximately $20,900 in income from net profits interests. Oil sales represented 43% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 36% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 32%, or $.77 per mcf, resulting in a decrease of approximately $94,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $115,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,600 barrels or 13% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $18,000 in income from net profits interests.

    Gas production decreased approximately 21,900 mcf or 18% during the same period, resulting in a decrease of approximately $35,200 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $53,200. The decrease in production is due partially to the decline in price which caused some wells to be uneconomical to repair thus necessary to shut-in. Additionally property sales accounted for a portion of the decrease in production.

3. Lease operating costs and production taxes were 38% lower, or approximately $107,000 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $83,546 from $110,543 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 24%. The decrease is the result of lower general and administrative expense and depletion expense.

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

2. Depletion expense decreased to $44,000 for the quarter ended March 31, 1999 from $61,000 for the same period in 1998. This represents a decrease of 28%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of oil and the decline in production used to determine the Partnership's reserves.

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

As of March 31, 1999, the Partnership had approximately $220,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  June 8, 1999