Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 1999-08-11
CIK 796489

11 of 1

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                       Yes   X   No

   The total number of pages contained in this report is 17.

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

     Southwest Royalties, Inc. Income Fund VI

     Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $    115,680          38,539
 Receivable from Managing General Partner         174,445         110,000
                                                ---------       ---------
    Total current assets                          290,125         148,539
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 8,426,672       8,426,634
  Less accumulated depreciation,
   depletion and amortization                   6,509,000       6,423,000
                                                ---------       ---------
    Net oil and gas properties                  1,917,672       2,003,634
                                                ---------       ---------
                                             $  2,207,797       2,152,173
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $      1,126             301
                                                ---------       ---------
Partners' equity:
 General partners                               (633,902)       (639,382)
 Limited partners                               2,840,573       2,791,254
                                                ---------       ---------
    Total partners' equity                      2,206,671       2,151,872
                                                ---------       ---------
                                             $  2,207,797       2,152,173
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $   257,027     55,995    367,946    228,664
Interest                            1,072      1,318      1,783      2,709
                                  -------    -------    -------    -------
                                  258,099     57,313    369,729    231,373
                                  -------    -------    -------    -------

  Expenses

General and administrative         39,386     38,960     78,931     88,503
Depreciation, depletion and
 amortization                      42,000     44,000     86,000    105,000
                                  -------    -------    -------    -------
                                   81,386     82,960    164,931    193,503
                                  -------    -------    -------    -------
Net income (loss)             $   176,713   (25,647)    204,798     37,870
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $    15,904    (2,308)     18,432      3,408
                                  =======    =======    =======    =======
 General Partner              $     1,767      (256)      2,048        380
                                  =======    =======    =======    =======
 Limited Partners             $   159,042   (23,083)    184,318     34,082
                                  =======    =======    =======    =======
  Per limited partner unit    $      7.95     (1.15)       9.22       1.70
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998


Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   272,926    317,273
 Cash paid to suppliers                                (48,356)   (53,074)
 Interest received                                        1,783      2,709
                                                       --------   --------
  Net cash provided by operating activities             226,353    266,908
                                                       --------   --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  property interest                                           -     41,564
 Additions to oil and gas properties                       (38)          -
                                                       --------   --------
  Net cash (used in) provided by investing activities      (38)     41,564
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (149,174)  (296,925)
                                                       --------   --------

Net increase in cash and cash equivalents                77,141     11,547

 Beginning of period                                     38,539     40,719
                                                       --------   --------
 End of period                                      $   115,680     52,266
                                                       ========   ========
                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   204,798     37,870

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               86,000    105,000
  Decrease (increase) in receivables                   (95,020)     88,609
  Increase in payables                                   30,575     35,429
                                                        -------    -------
Net cash provided by operating activities           $   226,353    266,908
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management anticipates performing necessary workovers during the next few years to enhance production. The Partnership has the opportunity for potential increases with little decline. Thereafter, the Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:
                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $   15.85      13.69        16%
Average price per mcf of gas             $    2.01       1.56        29%
Oil production in barrels                   14,000      8,650        62%
Gas production in mcf                      119,180    107,700        11%
Income from net profits interests        $ 257,027     55,995       359%
Partnership distributions                $ 150,000     92,000        63%
Limited partner distributions            $ 135,000     82,800        63%
Per unit distribution to limited
 partners                                $    6.75       4.14        63%
Number of limited partner units             20,000     20,000

Revenues

The Partnership's income from net profits interests increased to $257,027 from $55,995 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 359%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 16%, or $2.16 per barrel, resulting in an increase of approximately $18,700 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 41% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 29%, or $.45 per mcf, resulting in an increase of approximately $48,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $67,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 5,300 barrels or 62% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in an increase of approximately $84,800 in income from net profits interests.

    Gas production increased approximately 11,500 mcf or 11% during the same period, resulting in an increase of approximately $23,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $107,900. The increase in oil production is primarily due to a successful workover.

3.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $26,000 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

Costs and Expenses

Total costs and expenses decreased to $81,386 from $82,960 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 2%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $400 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $42,000 for the quarter ended June 30, 1999 from $44,000 for the same period in 1998. This represents a decrease of 5%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.75     13.12         5%
Average price per mcf of gas             $     1.83      2.00       (9%)
Oil production in barrels                    25,000    21,300        17%
Gas production in mcf                       219,800   230,200       (5%)
Income from net profits interests        $  367,946   228,664        61%
Partnership distributions                $  150,000   297,153        50%
Limited partner distributions            $  135,000   269,453        50%
Per unit distribution to limited
 partners                                $     6.75     13.47        50%
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $367,946 from $228,664 for the six months ended June 30, 1999 and 1998, respectively, an increase of 61%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 5%, or $.63 per barrel, resulting in an increase of approximately $13,400 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the six months ended June 30, 1999 as compared to 38% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 9%, or $.17 per mcf, resulting in a decrease of approximately $39,100 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $25,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 3,700 barrels or 17% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in an increase of approximately $50,900 in income from net profits interests.

    Gas production decreased approximately 10,400 mcf or 5% during the same period, resulting in a decrease of approximately $19,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $31,900. The increase in oil production is primarily due to a successful workover.

3. Lease operating costs and production taxes were 26% lower, or approximately $133,100 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $164,931 from $193,503 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 15%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $9,600 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

2. Depletion expense decreased to $86,000 for the six months ended June 30, 1999 from $105,000 for the same period in 1998. This represents a decrease of 18%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $226,400 in the six months ended June 30, 1999 as compared to approximately 266,900 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were $(38) in the six months ended June 30, 1999 as compared to approximately $41,600 in the six months ended June 30, 1998. The principle use of the 1999 cash flow from investing activities was the additions of oil and gas properties.

Cash flows used in financing activities were approximately $149,200 in the six months ended June 30, 1999 as compared to approximately $296,900 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $150,000 of which $135,000 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $6.75. Total distributions during the six months ended June 30, 1998 were $297,153 of which $269,453 was distributed to the limited partners and $27,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $13.47.

The sources for the 1999 distributions of $150,000 were oil and gas operations of approximately $226,400 and the change of oil and gas properties $(38), resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $297,153 were oil and gas operations of approximately $266,900 and property sales of approximately $41,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $14,826,459 have been made to the partners. As of June 30, 1999, $13,359,282 or $667.96 per limited partner unit has been distributed to the limited partners, representing a 134% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $289,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

               27 Financial Data Schedule

                    (b) Reports on Form 8-K:

                                 No reports on Form 8-K were filed during the
              quarter ended June 30, 1999.

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

Date:  August 15, 1999