Form 10-K
period 1999-12-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2000-03-14
CIK 796489

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

The  total  number of pages contained in this report is  50.   The  exhibit
index is found on page 45.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         7

 3.   Legal Proceedings                                                  9

 4.   Submission of Matters to a Vote of Security Holders                9

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                               10

 6.   Selected Financial Data                                           11

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     12

 8.   Financial Statements and Supplementary Data                       19

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            34

                                 Part III

10.   Directors and Executive Officers of the Registrant                35

11.   Executive Compensation                                            37

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    37

13.   Certain Relationships and Related Transactions                    39

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K                                                       40

      Signatures                                                        44

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Texas, Illinois, Colorado and Oklahoma. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    1999         44%        56%
                    1998         37%        63%
                    1997         45%        55%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999:
Phillips 66 Natural Gas Co. for 42%, Scurlock Permian LLC for 11% and Genesis Crude Oil for 11%. Two purchasers accounted for 49% of the Partnership's total oil and gas production during 1998: Nustar Joint Venture for 38% and Scurlock Permian LLC for 11%. Five purchasers accounted for 67% of the Partnership's total oil and gas production during 1997: Nustar Joint Venture 17%, Torch Operating Company 16%, Scurlock Permian Corporation 13%, Aquila Southwest Pipeline Corporation 11% and Enron Oil and Transportation Incorporated 10%. All purchasers of the
Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999, there were 97 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Jackson and Weld Counties of Colorado; Clinton, Lawrence and Marion Counties of Illinois; Alfalfa, Beaver, Ellis, Garvin, Haskell, Latimer, Leflore, Logan, McClain, Noble, Pottawatomie, Roger Mills, Seminole and Woods Counties of Oklahoma; Brazos, Burleson, Coke, Crane, Eastland, Ector, Fayette, Gaines, Glasscock, Jim Wells, Lee, Lipscomb, Mitchell, Nolan, Pecos, Reeves, Robertson, Runnels, Sterling, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 172 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1999, 1998 and 1997.

There  were no leases sold during 1999.  During 1998, 78 leases  were  sold
for   approximately  $61,000.   During  1997,  one  lease  was   sold   for
approximately $20,000.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased           No. of         Proved Reserves*
Name and Location   and Interest         Wells        Oil (bbls) Gas (mcf)
-----------------   ------------         ------       ---------- ---------
Mobil Amacker         7/87 at 23%          10           32,000  4,252,000
Tippet                to 100% net
Upton County,         profits
Texas                 interests

Enron/Rhoda           4/87 at 2%           41           96,000    372,000
Walker                to 100% net
Ward County,          profits
Texas                 interests

*Donald R. Creamer, P.E., an independent registered petroleum engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $23.71 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.23 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1999, 117 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $92.83 per unit. In 1998, 490 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $161.40 per unit. In 1997, 940 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $285.09 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1999 there were 826 holders of limited partner units in the Partnership.

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

During 1999, distributions were made totaling $475,000, with $427,500 distributed to the limited partners and $47,500 to the general partners. For the year ended December 31, 1999, distributions of $21.38 per limited partner unit were made, based upon 20,000 limited partner units outstanding. During 1998, distributions were made totaling $439,961, with $398,261 distributed to the limited partners and $41,700 to the general partners. For the year ended December 31, 1998, distributions of $19.91 per limited partner unit were made, based upon 20,000 limited partner units outstanding. During 1997, twelve monthly distributions were made totaling $929,000, with $836,100 distributed to the limited partners and $92,900 to the general partners. For the year ended December 31, 1997, distributions of $41.81 per limited partner unit were made, based upon 20,000 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                  ------------------------------------------------------------
                       1999       1998       1997       1996         1995
                       ----       ----       ----       ----         ----
Revenues          $  830,452     367,745    964,866 1,317,978    1,030,181

Net income (loss)    523,863    (49,492)    526,063   934,674      610,015

Partners' share
 of net income (loss):

 General partners     52,386     (4,949)     52,607    93,468       61,001

 Limited partners    471,477    (44,543)    473,456   841,206      549,014

Limited partners'
 net income (loss)
                   per unit         23.57     (2.23)     23.67        42.06
27.45

Limited partners'
 cash distributions
                   per unit         21.38      19.91     41.81        51.27
45.51

Total assets      $2,202,052   2,152,173  2,641,528 3,044,532    3,249,010

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

Based on current conditions, management anticipates performing several workovers during 2000 and 2001 to enhance production. The partnership may have an increase in production volumes for the years 2000 and 2001, but thereafter, the partnership could possibly experience the historical production decline of approximately 9% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil         $      16.98     12.38     37%
Average price per mcf of gas            $       2.31      1.89     22%
Oil production in barrels                     43,840    40,600      8%
Gas production in mcf                        406,660   453,300   (10%)
Income from net profits interests       $    823,002   362,778    127%
Partnership distributions               $    475,000   439,961      7%
Limited partner distributions           $    427,500   398,261      7%
Per unit distribution to limited partners          $     21.38      19.91
7%
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $823,002 from $362,778 for the years ended December 31, 1999 and 1998, respectively, an increase of 127%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 37%, or $4.60 per barrel, resulting in an increase of approximately $186,800 in income from net profits interests. Oil sales represented 44% of total oil and gas sales during the year ended December 31, 1999 as compared to 37% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.42 per mcf, resulting in an increase of approximately $190,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $377,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 3,240 barrels or 8% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in an increase of approximately $55,000 in income from net profits interests.

    Gas production decreased approximately 46,640 mcf or 10% during the same period, resulting in a decrease of approximately $107,700 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $52,700. The increase in oil production is due primarily to a successful workover performed during the beginning of 1999. Production climbed during the middle of 1999 and then experienced a sharp decline. The decrease in gas production is due primarily to a significant gas well, which experienced down time, but after a major workover has slowly regained previous production levels.

3. Lease operating costs and production taxes were 13% lower, or approximately $134,000 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating costs were primarily due to downtime and the shut-in of uneconomical wells.

Costs and Expenses

Total costs and expenses decreased to $306,589 from $417,237 for the years ended December 31, 1999 and 1998, respectively, a decrease of 27%. The decrease is primarily the result of lower depletion expense and general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 12% or approximately $19,600 during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease of general and administrative costs were due in part to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation and a change in auditors requiring opinions from both the predecessors and successor auditors. Additionally, the Managing General Partner in its effort to cut back on general and administrative costs whenever and wherever possible was able to reduce the cost of reserve reports and K-1 tax package preparation during 1999.

2. Depletion expense decreased to $156,000 for the year ended December 31, 1999 from $247,000 for the same period in 1998. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2000 as compared to 1999. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $85,000 as of December 31, 1998.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1998 and 1997

The following table provides certain information regarding performance factors for the years ended December 31, 1998 and 1997:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil         $      12.38     18.81   (34%)
Average price per mcf of gas            $       1.89      2.44   (23%)
Oil production in barrels                     40,600    50,100   (19%)
Gas production in mcf                        453,300   471,100    (4%)
Income from net profits interests       $    362,778   955,069   (62%)
Partnership distributions               $    439,961   929,000   (55%)
Limited partner distributions           $    398,261   836,100   (52%)
Per unit distribution to limited partners          $     19.91      41.81
(52%)
Number of limited partner units               20,000    20,000

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 1999, 1998 and 1997 was $523,863 in 1999, $(49,492) in 1998 and $526,063 in 1997.
Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1999, 1998 and 1997 would have been $679,863, 197,508 and $807,063, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $475,000, $439,961 and $929,000, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 1999, 1998 and 1997.

The sources for the 1999 distributions of $475,000 were oil and gas operations of approximately $616,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $439,961 were oil and gas operations of approximately $339,200 and the change in oil and gas properties of approximately $98,400, with the balance from available cash on hand at the beginning of the period. The sources for the 1997 distributions of $929,000 were oil and gas operations of approximately $893,500 and the change in oil and gas properties of approximately $10,800, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1999 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the same period was $21.38. Total distributions during the year ended December 31, 1998 were $439,961 of which $398,261 was distributed to the limited partners and $41,700 to the general partners. The per unit distribution to limited partners during the same period was $19.91. Total distributions during the year ended December 31, 1997 were $929,000 of which $836,100 was distributed to the limited partners and $92,900 to the general partners. The per unit distribution to limited partners during the same period was $41.81.

Since inception of the Partnership, cumulative monthly cash distributions of $15,151,459 have been made to the partners. As of December 31, 1999, $13,651,782 or $682.59 per limited partner unit, has been distributed to the limited partners, representing a 137% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $616,600 in 1999 compared to $339,200 in 1998 and approximately $893,500 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

The Partnership had no cash flows from investing activities in 1999. Cash flows provided by investing activities were approximately $98,400 in 1998 and approximately $10,800 in 1997.

Cash flows used in financing activities were approximately $474,000 in 1999 compared to $439,900 in 1998 and approximately $929,000 in 1997. The only use in financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had approximately $353,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000
The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             20

Balance Sheets                                                          21

Statements of Operations                                                22

Statement of Changes in Partners' Equity                                23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund VI
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund VI (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three- year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund VI as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                                      1999          1998
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $       181,112       38,539
 Receivable from Managing General Partner            173,306      110,000

---------                                    ---------
                                                 Total    current    assets
354,418                                      148,539

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         8,426,634    8,426,634
  Less accumulated depreciation,
                                               depletion  and  amortization
6,579,000                                    6,423,000

---------                                    ---------
                                              Net  oil  and gas  properties
1,847,634                                    2,003,634

---------                                    ---------
                                                                          $
2,202,052                                    2,152,173

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distribution payable     $         1,317          301

---------                                    ---------
Partners' equity:
 General partners                                  (634,496)    (639,382)
 Limited partners                                  2,835,231    2,791,254

---------                                    ---------
                                                Total    partners'   equity
2,200,735                                    2,151,872

---------                                    ---------
                                                                          $
2,202,052                                    2,152,173

=========                                    =========






















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 1999, 1998 and 1997


                                                             1999      1998
1997
                                                             ----      ----
----
  Revenues

Income from net profits interests         $    823,002   362,778  955,069
Interest                                         7,450     4,967    9,797
                                                                    -------
---------                                 ---------
                                                                    830,452
367,745                                   964,866
                                                                    -------
---------                                 ---------
  Expenses

General and administrative                     150,589   170,237  157,803
Depreciation, depletion and amortization       156,000   247,000  281,000
                                                                    -------
---------                                 ---------
                                                                    306,589
417,237                                   438,803
                                                                    -------
---------                                 ---------
Net income (loss)                         $    523,863  (49,492)  526,063
                                                                    =======
=========                                 =========
Net income (loss) allocated to:

 Managing General Partner                 $     47,147   (4,454)   47,346
                                                                    =======
=========                                 =========
 General partner                          $      5,239     (495)    5,261
                                                                    =======
=========                                 =========
 Limited partners                         $    471,477  (44,543)  473,456
                                                                    =======
=========                                 =========
  Per limited partner unit                $      23.57     (2.23)   23.67
                                                                    =======
=========                                 =========


























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1999, 1998 and 1997


                                            General    Limited
                                            Partners   Partners    Total
                                            --------   --------    -----
Balance at December 31, 1996            $ (552,440)   3,596,702 3,044,262

 Net income                                  52,607     473,456   526,063

 Distributions                             (92,900)   (836,100) (929,000)
                                                                   --------
----------                              ----------
Balance at December 31, 1997              (592,733)   3,234,058 2,641,325

 Net income (loss)                          (4,949)    (44,543)  (49,492)

 Distributions                             (41,700)   (398,261) (439,961)
                                                                   --------
----------                              ----------
Balance at December 31, 1998              (639,382)   2,791,254 2,151,872

 Net income                                  52,386     471,477   523,863

 Distributions                             (47,500)   (427,500) (475,000)
                                                                   --------
----------                              ----------
Balance at December 31, 1999            $ (634,496)   2,835,231 2,200,735
                                                                   ========
==========                              ==========


























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1999, 1998 and 1997


                                                             1999      1998
1997
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $    766,709   489,7681,041,521
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(157,603)                                 (155,489)(157,803)
 Interest received                               7,450     4,967    9,797
                                                                   --------
---------                                 ---------
   Net  cash provided by operating activities              616,556  339,246
893,515
                                                                   --------
---------                                 ---------
Cash provided by investing activities:

 Sale of oil and gas properties                      -    98,437   10,833
                                                                   --------
---------                                 ---------
Cash used in financing activities:

 Distributions to partners                   (473,983) (439,863)(929,067)
                                                                   --------
---------                                 ---------

Net decrease in cash and cash equivalents      142,573   (2,180) (24,719)

 Beginning of year                              38,539    40,719   65,438
                                                                   --------
---------                                 ---------
 End of year                              $    181,112    38,539   40,719
                                                                   ========
=========                                 =========


(continued)






















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997


                                                             1999      1998
1997
                                                             ----      ----
----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    523,863  (49,492)  526,063

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization               156,000   247,000
281,000
  (Increase) decrease in receivables          (56,294)   126,990   86,452
  (Decrease) increase in payables              (7,013)    14,748        -
                                                                    -------
---------                                 -------
Net cash provided by operating activities $    616,556   339,246  893,515
                                                                    =======
=========                                 =======

Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas property included in
     receivable from Managing General Partner         $         -         -
20,000
                                                           ================
=======































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

    Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1999, 1998 and 1997, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

    Gas Balancing
    The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1999 and 1998, the Partnership was over produced by 1,429 and 1,596 mcf of gas. As of December 31, 1997, the Partnership was under produced by 16,527 mcf of gas, respectively.

    Income Taxes
    No   provision  for  income  taxes  is  reflected  in  these  financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

    In   accordance  with  the  requirements  of  Statement  of   Financial
    Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 1999 and 1998 is $981,811 and $892,768, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

    Number of Limited Partner Units
    As of December 31, 1999, 1998 and 1997, there were 20,000 limited partner units outstanding held by 826, 848 and 876 partners.

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

3.  Liquidity - Managing General Partner
    The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

    The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The
    Partnership  continues  to  monitor  the  status  of  these  laws   and
    regulations.

    As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


5.  Related Party Transactions
    A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $105,400, $128,200 and $125,000, for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

    Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $75,500, $16,200 and $4,000, for the years ended December 31, 1999,
    1998 and 1997, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

    Southwest Royalties, Inc., the Managing General Partner, was paid $144,000 during 1999, 1998 and 1997, as an administrative fee for indirect general and administrative overhead expenses.

    Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $173,300 and $110,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1999 and 1998, respectively.

    In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $900, $900 and $1,300, for the years ended December 31, 1999, 1998 and 1997, respectively.

6.  Major Customers
    No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Phillips 66 Natural Gas Co. for 42%, Scurlock Permian LLC for 11% and Genesis Crude Oil for 11%. Two purchasers accounted for 49% of the Partnership's total oil and gas production during 1998:
    Nustar Joint Venture 38% and Scurlock Permian LLC 11%. Five purchasers accounted for 67% of the Partnership's total oil and gas production during 1997: Nustar Joint Venture 17%, Torch Operating Company 16%, Scurlock Permian Corporation 13%, Aquila Southwest Pipeline Corporation 11% and Enron Oil and Transportation Incorporated 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.  Estimated Oil and Gas Reserves (unaudited)
    The Partnership's interest in proved oil and gas reserves is as follows:

                                                                  Oil (bbls)
Gas (mcf)
                                                                  ----------
---------
    Proved developed and undeveloped reserves -

    January 1, 1997                                677,000       5,775,000

      Revisions of previous estimates            (106,000)     (1,452,000)
      Production                                  (50,000)       (471,000)
      Sale of minerals in place                   (11,000)               -
                                                   -------       ---------
    December 31, 1997                              510,000       3,852,000

      Revisions of previous estimates            (204,000)       1,802,000
      Production                                  (41,000)       (453,000)
      Sale of minerals in place                    (9,000)       (118,000)
                                                   -------       ---------
    December 31, 1998                              256,000       5,083,000

      Revisions of previous estimates              215,000       1,078,000
      Production                                  (44,000)       (407,000)
                                                   -------       ---------
    December 31, 1999                              427,000       5,754,000
                                                   =======       =========
    Proved developed reserves -

    December 31, 1997                              428,000       3,544,000
                                                   =======       =========
    December 31, 1998                              216,000       4,891,000
                                                   =======       =========
    December 31, 1999                              385,000       5,398,000
                                                   =======       =========



    All of the Partnership's reserves are located within the continental United States.

    *Donald R. Creamer, P.E., an independent registered petroleum engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

    The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $23.71 per barrel in the preparation of the reserve report as of January 1, 2000.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.  Estimated Oil and Gas Reserves (unaudited) - continued
    In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.23 per Mcf in the preparation of the reserve report as of January 1, 2000.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.  Estimated Oil & Gas Reserves (unaudited) - continued
    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                             1999       1998         1997
                                             ----       ----         ----

     Future cash inflows, net of
                                        production and development
      costs                             $ 14,581,000  7,278,000  9,969,000
     10% annual discount for
                                        estimated timing of cash
      flows                                6,733,000  3,397,000  3,406,000
                                           --------- ---------- ----------
     Standardized measure of
                                        discounted future net cash
      flows                             $  7,848,000  3,881,000  6,563,000
                                           ========= ========== ==========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                             1999        1998        1997
                                             ----        ----        ----

     Sales of oil and gas produced,
                                       net of production costs $  (823,000)
(362,000)                             (955,000)
     Changes in prices and production
       costs                              2,271,000 (1,423,000)(7,159,000)
     Changes in estimated future development
                                       cost            (122,000)   (29,000)
-
     Changes of production rates
       (timing) and others                 (25,000) (1,736,000)  1,053,000
     Sales of minerals in place                   -   (131,000)   (15,000)
     Revisions of previous
                                       quantities estimates       2,278,000
343,000                               (1,968,000)
     Accretion of discount                  388,000     656,000  1,419,000
     Discounted future net
                                      cash flows -
      Beginning of year                   3,881,000   6,563,000 14,188,000
                                         ----------  ---------- ----------
      End of year                     $   7,848,000   3,881,000  6,563,000
                                         ==========  ========== ==========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          45     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $144,000 during 1999, 1998 and 1997 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 4,029 limited partner units, a 20.2% limited partner interest. The Managing General Partners total percentage interest ownership in the Partnership is 27.1%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
  Title of Class       Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     20.2%
                      Interest                     Managing General Partner
4,029 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   20.2%
                      Interest                      Chairman of the  Board,
4,029 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   20.2%
                     Interest                     Secretary and Director of
4,029 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   20.2%
                     Interest                     Vice President and CFO of
4,029 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   20.2%
                     Interest                     Vice President, Marketing
4,029 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   20.2%
                      Interest                      Director  of  Southwest
4,029 Units
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

Item 13.  Certain Relationships and Related Transactions

In   1999,   the   Managing  General  Partner  received  $144,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $105,400 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $75,500 for the year ended December 31, 1999.

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 1999 were approximately $900, which constitutes an immaterial portion of that firm's business.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                                          (bb) Twenty Seventh Amendment  to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of February 25, 1999.

                                          (cc)  Twenty Eighth Amendment  to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of July 27, 1999.

                  27 Financial Data Schedule

                  99 Limited Partners as of February 25, 1999
                     Limited Partners as of July 27, 1999

               (b)    Reports on Form 8-K

                      There  were no reports filed on Form 8-K  during  the
               quarter ended December 31, 1999.

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


                          Date:  March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)       Exhibit  4(bb):  Twenty  Seventh  Amendment  to  Certificate
46
             and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             February 25, 1999.

             Exhibit 4 (cc): Twenty Eighth Amendment to Certificate      48
             and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             July 27, 1999.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

         TWENTY-SEVENTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Twenty-seventh Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 31st day of December, 1998, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Witness my hand and seal at office, on this the 25th day of February 25, 1999.

                    /s/ Suetta M. Morgan
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

         TWENTY-EIGHTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Twenty-eighth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 27th day of July, 1999, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

               By:  SOUTHWEST ROYALTIES, INC.
                    Managing General Partner

               By:  /s/ H. H. Wommack, III
                    -----------------------------------

STATE OF Texas     )
COUNTY OF Midland     )

Before me, /s/ Paula Dillard, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners, and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 27th day of July, 1999.

                    /s/ Paula Dillard
                    -----------------------------------
                    Notary Public

                        AMENDMENTS FOLLOW AS EX-99