Form 10-Q
period 2000-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2000-05-10
CIK 796489

9 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                  March 31,   December 31,
                                                     2000         1999
                                                     ----         ----
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    195,240       181,112
 Receivable from Managing General Partner          248,730       173,306
                                                 ---------     ---------
    Total current assets                           443,970       354,418
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,426,634     8,426,634
  Less accumulated depreciation,
   depletion and amortization                    6,620,000     6,579,000
                                                 ---------     ---------
    Net oil and gas properties                   1,806,634     1,847,634
                                                 ---------     ---------
                                              $  2,250,604     2,202,052
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $      1,261         1,317
                                                 ---------     ---------
Partners' equity:
 General partners                                (629,635)     (634,496)
 Limited partners                                2,878,978     2,835,231
                                                 ---------     ---------
    Total partners' equity                       2,249,343     2,200,735
                                                 ---------     ---------
                                              $  2,250,604     2,202,052
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

  Revenues

Income from net profits interests                   $   349,925    110,919
Interest                                                  2,175        712
                                                        -------    -------
                                                        352,100    111,631
                                                        -------    -------
  Expenses

General and administrative                               37,492     39,546
Depreciation, depletion and amortization                 41,000     44,000
                                                        -------    -------
                                                         78,492     83,546
                                                        -------    -------
Net income                                          $   273,608     28,085
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    24,625      2,528
                                                        =======    =======
 General partner                                    $     2,736        280
                                                        =======    =======
 Limited partners                                   $   246,247     25,277
                                                        =======    =======
  Per limited partner unit                          $     12.31       1.26
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   257,545     72,582
 Cash paid to suppliers                                (20,536)   (26,503)
 Interest received                                        2,175        712
                                                       --------   --------
  Net cash provided by operating activities             239,184     46,791
                                                       --------   --------
Cash flows (used in) provided by financing activities:

 Distributions to partners                            (225,056)         55
                                                       --------   --------
Net increases in cash and
 cash equivalents                                        14,128     46,846

 Beginning of period                                    181,112     38,539
                                                       --------   --------
 End of period                                      $   195,240     85,385
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   273,608     28,085

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               41,000     44,000
  Increase in receivables                              (92,380)   (38,337)
  Increase in payables                                   16,956     13,043
                                                        -------    -------
Net cash provided by operating activities           $   239,184     46,791
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates performing workovers during the year to enhance production. The Partnership has the opportunity for potential increases, due to workovers, followed by its normal 9% decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2000      1999    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   28.14     11.08     154%
Average price per mcf of gas              $    3.24      1.61     101%
Oil production in barrels                     8,500    11,000    (23%)
Gas production in mcf                        88,300   100,600    (12%)
Income from net profits interests         $ 349,925   110,919     215%
Partnership distributions                 $ 225,000         -     100%
Limited partner distributions             $ 202,500         -     100%
Per unit distribution to limited
 partners                                 $   10.13         -     100%
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $349,925 from $110,919 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 215%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 154%, or $17.06 per barrel, resulting in an increase of approximately $187,700 in income from net profits interests. Oil sales represented 46% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 43% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 101%, or $1.63 per mcf, resulting in an increase of approximately $164,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $351,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 23% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $70,400 in income from net profits interests.

    Gas production decreased approximately 12,320 mcf or 12% during the same period, resulting in a decrease of approximately $39,900 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $110,300. The decrease in oil and gas production was due primarily to one well which after a successful workover early in 1999 increased production significantly, but by the third quarter of 1999 production had ended.

3.  Lease  operating  costs  and  production  taxes  were  1%  higher,   or
    approximately $2,400 more during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

Costs and Expenses

Total costs and expenses decreased to $78,492 from $83,546 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of 6%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,100 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

2. Depletion expense decreased to $41,000 for the quarter ended March 31, 2000 from $44,000 for the same period in 1999. This represents a decrease of 7%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $239,200 in the quarter ended March 31, 2000 as compared to approximately $46,800 in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by financing activities were approximately $(225,100) in the quarter ended March 31, 2000. There were $55 financing activities during the quarter ended March 31, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $10.13. There were no distributions during the quarter ended March 31, 1999.

The  sources  for  the  2000 distributions of $225,000  were  oil  and  gas
operations  of  approximately  $239,200,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $15,376,459 have been made to the partners. As of March 31, 2000, $13,854,282 or $692.71 per limited partner unit has been distributed to the limited partners, representing a 139% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $442,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

                              SOUTHWEST ROYALTIES, INC.
                              INCOME FUND VI,
                              a Tennessee limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000