Form 10-Q
period 2000-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2000-08-10
CIK 796489

2 of 16

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                       Yes   X   No

   The total number of pages contained in this report is 16.

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

     Southwest Royalties, Inc. Income Fund VI

     Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $    191,491         181,112
 Receivable from Managing General Partner         332,019         173,306
                                                ---------       ---------
    Total current assets                          523,510         354,418
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 8,426,634       8,426,634
  Less accumulated depreciation,
   depletion and amortization                   6,627,000       6,579,000
                                                ---------       ---------
    Net oil and gas properties                  1,799,634       1,847,634
                                                ---------       ---------
                                             $  2,323,144       2,202,052
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $      1,392           1,317
                                                ---------       ---------
Partners' equity:
 General partners                               (622,394)       (634,496)
 Limited partners                               2,944,146       2,835,231
                                                ---------       ---------
    Total partners' equity                      2,321,752       2,200,735
                                                ---------       ---------
                                             $  2,323,144       2,202,052
                                                =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Income from net profits
 interests                    $   368,667    257,027    718,592    367,946
Interest                            3,127      1,072      5,303      1,783
                                  -------    -------    -------    -------
                                  371,794    258,099    723,895    369,729
                                  -------    -------    -------    -------

  Expenses

General and administrative         42,386     39,386     79,878     78,931
Depreciation, depletion and
 amortization                       7,000     42,000     48,000     86,000
                                  -------    -------    -------    -------
                                   49,386     81,386    127,878    164,931
                                  -------    -------    -------    -------
Net income                    $   322,408    176,713    596,017    204,798
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    29,017     15,904     53,642     18,432
                                  =======    =======    =======    =======
 General Partner              $     3,224      1,767      5,960      2,048
                                  =======    =======    =======    =======
 Limited Partners             $   290,167    159,042    536,415    184,318
                                  =======    =======    =======    =======
  Per limited partner unit    $     14.51      7.95       26.82       9.22
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999


Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   530,317    272,926
 Cash paid to suppliers                                (50,316)   (48,356)
 Interest received                                        5,303      1,783
                                                       --------   --------
  Net cash provided by operating activities             485,304    226,353
                                                       --------   --------
Cash flows provided by investing activities:

 Additions to oil and gas properties                          -       (38)
                                                       --------   --------
  Net cash used in investing activities                       -       (38)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (474,925)  (149,174)
                                                       --------   --------

Net increase in cash and cash equivalents                10,379     77,141

 Beginning of period                                    181,112     38,539
                                                       --------   --------
 End of period                                      $   191,491    115,680
                                                       ========   ========
                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   596,017    204,798

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               48,000     86,000
  Increase in receivables                             (188,275)   (95,020)
  Increase in payables                                   29,562     30,575
                                                        -------    -------
Net cash provided by operating activities           $   485,304    226,353
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:
                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $   28.04      15.85        77%
Average price per mcf of gas             $    4.60       2.01       129%
Oil production in barrels                    8,300     14,000      (41%)
Gas production in mcf                       91,200    119,180      (23%)
Income from net profits interests        $ 368,667    257,027        43%
Partnership distributions                $ 250,000    150,000        67%
Limited partner distributions            $ 225,000    135,000        67%
Per unit distribution to limited
 partners                                $   11.25       6.75        67%
Number of limited partner units             20,000     20,000

Revenues

The Partnership's income from net profits interests increased to $368,667 from $257,027 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 43%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 77%, or $12.19 per barrel, resulting in an increase of approximately $170,700 in income from net profits interests. Oil sales represented 36% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 48% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 129%, or $2.59 per mcf, resulting in an increase of approximately $308,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $479,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,700 barrels or 41% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $159,800 in income from net profits interests.

    Gas production decreased approximately 27,980 mcf or 23% during the same period, resulting in a decrease of approximately $128,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $288,500. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the quarter ended June 30, 2000. The decrease in production for the quarter due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 39% higher, or approximately $78,800 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $49,386 from $81,386 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 39%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $3,000 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. Depletion expense decreased to $7,000 for the quarter ended June 30, 2000 from $42,000 for the same period in 1999. This represents a decrease of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    27.44     13.75       100%
Average price per mcf of gas             $     3.82      1.83       109%
Oil production in barrels                    17,200    25,000      (31%)
Gas production in mcf                       184,700   219,800      (16%)
Income from net profits interests        $  718,592   367,946        95%
Partnership distributions                $  475,000   150,000       217%
Limited partner distributions            $  427,500   135,000       217%
Per unit distribution to limited
 partners                                $    21.38      6.75       217%
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $718,592 from $367,946 for the six months ended June 30, 2000 and 1999, respectively, an increase of 95%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 100%, or $13.69 per barrel, resulting in an increase of approximately $342,300 in income from net profits interests. Oil sales represented 40% of total oil and gas sales during the six months ended June 30, 2000 as compared to 46% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 109%, or $1.99 per mcf, resulting in an increase of approximately $437,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $779,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,800 barrels or 31% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $214,000 in income from net profits interests.

    Gas production decreased approximately 35,100 mcf or 16% during the same period, resulting in a decrease of approximately $134,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $348,100. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the quarter ended June 30, 2000. The decrease in production for the quarter due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 22% higher, or approximately $81,200 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $127,878 from $164,931 for the six months ended June 30, 2000 and 1999, respectively, a decrease of 22%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $900 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. Depletion expense decreased to $48,000 for the six months ended June 30, 2000 from $86,000 for the same period in 1999. This represents a decrease of 44%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $485,300 in the six months ended June 30, 2000 as compared to approximately $226,400 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the six months
ended  June  30,  2000.   Cash  flows used  in  investing  activities  were
approximately $38 in the six months ended June 30, 1999.

Cash flows used in financing activities were approximately $474,900 in the six months ended June 30, 2000 as compared to approximately $149,200 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $21.38. Total distributions during the six months ended June 30, 1999 were $150,000 of which $135,000 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $6.75.

The sources for the 2000 distributions of $475,000 were oil and gas operations of approximately $485,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions  of  $150,000  were oil and gas operations  of  approximately
$226,400 and the change of oil and gas properties $(38), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $15,626,459 have been made to the partners. As of June 30, 2000, $14,079,282 or $703.96 per limited partner unit has been distributed to the limited partners, representing a 140% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $522,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits:

               27 Financial Data Schedule

                    (b) Reports on Form 8-K:

                             No  reports on Form 8-K were filed during  the
              quarter ended June 30, 2000.

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

Date:  August 15, 2000