Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2000-11-01
CIK 796489

Page 3 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets

                                               September 30,   December 31,
                                                    2000           1999
                                               -------------   ------------
                                                (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $  188,071        181,112
 Receivable from Managing General Partner         337,873        173,306
                                                ---------      ---------
     Total current assets                         525,944        354,418
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 8,426,634      8,426,634
  Less accumulated depreciation,
   depletion and amortization                   6,650,000      6,579,000
                                                ---------      ---------
     Net oil and gas properties                 1,776,634      1,847,634
                                                ---------      ---------
                                               $2,302,578      2,202,052
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $    1,527          1,317
                                                ---------      ---------
Partners' equity
 General partners                               (624,464)      (634,496)
 Limited partners                               2,925,515      2,835,231
                                                ---------      ---------
     Total partners' equity                     2,301,051      2,200,735
                                                ---------      ---------
                                               $2,302,578      2,202,052
                                                =========      =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                                  2000      1999         2000      1999
                                  ----      ----         ----      ----
Revenues

Income from net profits
 interests                   $   387,216   363,328   1,105,806   731,274
Interest                           2,995     2,677       8,299     4,461
                                 -------   -------   ---------   -------
                                 390,211   366,005   1,114,105   735,735
                                 -------   -------   ---------   -------
Expenses

General and administrative        37,911    35,468     117,789   114,400
Depreciation, depletion and
 amortization                     23,000    28,000      71,000   114,000
                                 -------   -------   ---------   -------
                                  60,911    63,468     188,789   228,400
                                 -------   -------   ---------   -------
Net income                   $   329,300   302,537     925,316   507,335
                                 =======   =======   =========   =======



Net income allocated to:

 Managing General Partner    $    29,637    27,228      83,278    45,660
                                 =======   =======   =========   =======
 General Partner             $     3,293     3,026       9,253     5,073
                                 =======   =======   =========   =======
 Limited Partners            $   296,370   272,283     832,785   456,602
                                 =======   =======   =========   =======
  Per limited partner unit   $     14.82     13.61       41.64     22.83
                                 =======   =======   =========   =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                        2000       1999
                                                        ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  894,243    603,903
 Cash paid to suppliers                              (70,793)   (71,122)
 Interest received                                      8,299      4,461
                                                      -------    -------
  Net cash provided by operating activities           831,749    537,242
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas properties                        -       (38)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (824,790)  (299,058)
                                                      -------    -------
Net increase in cash and cash equivalents               6,959    238,146

 Beginning of period                                  181,112     38,539
                                                      -------    -------
 End of period                                     $  188,071    276,685
                                                      =======    =======

                                                             (continued)

                 Southwest Royalties, Inc. Income Fund VI

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                      2000         1999
                                                      ----         ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  925,316    507,335

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization             71,000    114,000
  Increase in receivables                           (211,563)  (127,371)
  Increase in payables                                 46,996     43,278
                                                      -------    -------
Net cash provided by operating activities          $  831,749    537,242
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

2.  Summary of Significant Accounting Policies
          The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing workovers during the next twelve months. The Partnership could possibly experience a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   30.25     21.84      39%
Average price per mcf of gas               $    4.36      2.76      58%
Oil production in barrels                      8,100     9,750    (17%)
Gas production in mcf                         88,500   112,870    (22%)
Income from net profits interests          $ 387,216   363,328       7%
Partnership distributions                  $ 350,000   150,000     133%
Limited partner distributions              $ 315,000   135,000     133%
Per unit distribution to limited partners  $   15.75      6.75     133%
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $387,216 from $363,328 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 7%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 39%, or $8.41 per barrel, resulting in an increase of approximately $82,000 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 41% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 58%, or $1.60 per mcf, resulting in an increase of approximately $180,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $262,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,650 barrels or 17% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $49,900 in income from net profits interests.

    Gas production decreased approximately 24,370 mcf or 22% during the same period, resulting in a decrease of approximately $106,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $156,200. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the quarter ended September 30, 2000. The decrease in production for the quarter due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 51% higher, or approximately $82,200 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $60,911 from $63,468 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of 4%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $2,400 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense decreased to $23,000 for the quarter ended September 30, 2000 from $28,000 for the same period in 1999. This represents a decrease of 18%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves. As well as an increase in oil and gas revenues received by the Partnerships.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.34     15.66      81%
Average price per mcf of gas               $    3.99      2.15      86%
Oil production in barrels                     25,300    35,550    (29%)
Gas production in mcf                        273,200   332,670    (18%)
Income from net profits interests          $1,105,806  731,274      51%
Partnership distributions                  $ 825,000   300,000     175%
Limited partner distributions              $ 742,500   270,000     175%
Per unit distribution to limited partners  $   37.13     13.50     175%
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $1,105,806 from $731,274 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 51%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 81%, or $12.68 per barrel, resulting in an increase of approximately $450,800 in income from net profits interests. Oil sales represented 40% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 44% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 86%, or $1.84 per mcf, resulting in an increase of approximately $612,100 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $1,062,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10,250 barrels or 29% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $290,500 in income from net profits interests.

    Gas production decreased approximately 59,470 mcf or 18% during the same period, resulting in a decrease of approximately $237,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $527,800. The decrease in production is due primarily to one well, which a workover was performed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the quarter ended September 30, 2000. The decrease in production for the quarter due to the above well was partially offset by increased production from wells previously shut-in due to low oil and gas prices and in turn the inability to perform repairs and maintenance.

3. Lease operating costs and production taxes were 30% higher, or approximately $163,400 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses decreased to $188,789 from $228,400 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 17%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $3,400 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $71,000 for the nine months ended September 30, 2000 from $114,000 for the same period in 1999. This represents a decrease of 38%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $831,700 in the nine months ended September 30, 2000 as compared to approximately $537,200 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows from investing activities during the nine months ended September 30, 2000. Cash flows used in investing activities were approximately $38 in the nine months ended September 30, 1999.

Cash flows used in financing activities were approximately $824,800 in the nine months ended September 30, 2000 as compared to approximately $299,100 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $825,000 of which $742,500 was distributed to the limited partners and $82,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $37.13. Total distributions during the nine months ended September 30, 1999 were $300,000 of which $270,000 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $13.50.

The sources for the 2000 distributions of $825,000 were oil and gas operations of approximately $831,700, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1999 distributions of $300,000 were oil and gas operations of approximately $537,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $15,976,459 have been made to the partners. As of September 30, 2000, $14,394,282 or $719.71 per limited partner unit has been distributed to the limited partners, representing a 144% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $524,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

                        PART II - OTHER INFORMATION


Item 1.Legal Proceedings

       None

Item 2.Changes in Securities

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matter to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibits:

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

Date:     November 15, 2000