Form 10-K
period 2000-12-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2001-03-28
CIK 796489

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The  total  number of pages contained in this report is  53.   The  exhibit
index is found on page 45.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         7

 3.   Legal Proceedings                                                  9

 4.   Submission of Matters to a Vote of Security Holders                9

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                               10

 6.   Selected Financial Data                                           11

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     12

 8.   Financial Statements and Supplementary Data                       19

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            35

                                 Part III

10.   Directors and Executive Officers of the Registrant                36

11.   Executive Compensation                                            38

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    38

13.   Certain Relationships and Related Transactions                    40

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K                                                       41

      Signatures                                                        45

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    2000         39%        61%
                    1999         44%        56%
                    1998         37%        63%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 59% of the Partnership's total oil and gas production during 2000:
Phillips 66 Natural Gas Co. for 48% and Plain Marketing, LP for 11%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Phillips 66 Natural Gas Co. for 42%, Scurlock Permian LLC for 11% and Genesis Crude Oil for 11%. Two purchasers accounted for 49% of the Partnership's total oil and gas production during 1998: Nustar Joint Venture for 38% and Scurlock Permian LLC for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Jackson and Weld Counties of Colorado; Clinton, Lawrence and Marion Counties of Illinois; Alfalfa, Beaver, Ellis, Garvin, Haskell, Latimer, Leflore, Logan, McClain, Noble, Pottawatomie, Roger Mills, Seminole and Woods Counties of Oklahoma; Brazos, Burleson, Coke, Eastland, Ector, Fayette, Gaines, Jim Wells, Lee, Lipscomb, Mitchell, Nolan, Pecos, Reeves, Runnels, Sterling, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 167 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2000, 1999 and 1998.

During 2000, five leases were sold for approximately $2,500.  There were no
leases   sold  during  1999.   During  1998,  78  leases  were   sold   for
approximately $61,000.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased           No. of         Proved Reserves*
Name and Location   and Interest         Wells        Oil (bbls) Gas (mcf)
-----------------   ------------         ------       ---------- ---------
Mobil Amacker         7/87 at 23%          10           59,000  4,319,000
Tippet                to 100% net
Upton County,         profits
Texas                 interests

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.39 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $10.01 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 2000, 953 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $160.04 per unit. In 1999, 117 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $92.83 per unit. In 1998, 490 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $161.40 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000 there were 767 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $1,175,000, with $1,057,500 distributed to the limited partners and $117,500 to the general partners. For the year ended December 31, 2000, distributions of $52.88 per limited partner unit were made, based upon 20,000 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $475,000, with $427,500 distributed to the limited partners and $47,500 to the general partners. For the year ended December 31, 1999, distributions of $21.38 per limited partner unit were made, based upon 20,000 limited partner units outstanding. During 1998, distributions were made totaling $439,961, with $398,261 distributed to the limited partners and $41,700 to the general partners. For the year ended December 31, 1998, distributions of $19.91 per limited partner unit were made, based upon 20,000 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                  ------------------------------------------------------------
                       2000       1999       1998       1997         1996
                       ----       ----       ----       ----         ----
Revenues          $1,435,664     830,452    367,745   964,866    1,317,978

Net income (loss)  1,215,573     523,863   (49,492)   526,063      934,674

Partners' share
 of net income (loss):

 General partners    121,557      52,386    (4,949)    52,607       93,468

 Limited partners  1,094,016     471,477   (44,543)   473,456      841,206

Limited partners'
 net income (loss)
                   per unit         54.70      23.57    (2.23)        23.67
42.06

Limited partners'
 cash distributions
                   per unit         52.88      21.38     19.91        41.81
51.27

Total assets      $2,242,902   2,202,052  2,152,173 2,641,528    3,044,532

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

Based on current conditions, management anticipates performing several workovers during 2001 and 2002 to enhance production. The partnership may have an increase in production volumes for the years 2001 and 2002, but thereafter, the partnership could possibly experience the historical production decline of approximately 9% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil         $      28.81     16.98     70%
Average price per mcf of gas            $       4.21      2.31     82%
Oil production in barrels                     33,200    43,840   (24%)
Gas production in mcf                        352,300   406,660   (13%)
Income from net profits interests       $  1,423,101   823,002     73%
Partnership distributions               $  1,175,000   475,000    147%
Limited partner distributions           $  1,057,500   427,500    147%
Per unit distribution to limited partners          $     52.88      21.38
147%
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $1,423,101 from $823,002 for the years ended December 31, 2000 and 1999, respectively, an increase of 73%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 70%, or $11.83 per barrel, resulting in an increase of approximately $392,800 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the year ended December 31, 2000 as compared to 44% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 82%, or $1.90 per mcf, resulting in an increase of approximately $669,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $1,062,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 10,640 barrels or 24% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $180,700 in income from net profits interests.

    Gas production decreased approximately 54,360 mcf or 13% during the same period, resulting in a decrease of approximately $125,600 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $306,300. The decrease in production is due primarily to one well, which a workover was preformed on during the first quarter of 1999, dramatically increasing production during the second quarter of 1999. This same well by year end 1999 had shut down and was no longer a producing well, thus the decrease for the twelve months ended December 31, 2000.

3. Lease operating costs and production taxes were 18% higher, or approximately $153,500 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase in lease operating costs and production taxes is due in part to an increase in major repairs and maintenance and in part to the rise in production taxes directly associated with the rise in oil and gas prices received during the past year. The rise in oil and gas prices for 2000 has allowed the Partnership to perform these repairs and maintenance in the hopes of increasing production, thereby increasing revenues.

Costs and Expenses

Total costs and expenses decreased to $220,091 from $306,589 for the years ended December 31, 2000 and 1999, respectively, a decrease of 28%. The decrease is primarily the result of lower depletion expense, partially offset by an increase in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $2,500 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. Depletion expense decreased to $67,000 for the year ended December 31, 2000 from $156,000 for the same period in 1999. This represents a decrease of 57%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $14,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

C.  Revenue and Distribution Comparison

Partnership net income (loss) for the years ended December 31, 2000, 1999 and 1998 was $1,215,573 in 2000, $523,863 in 1999 and $(49,492) in 1998.
Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2000, 1999 and 1998 would have been $1,282,573, $679,863 and $197,508, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $1,175,000, $475,000 and $439,961, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2000, 1999 and 1998.

The  sources  for  the 2000 distributions of $1,175,000 were  oil  and  gas operations of approximately $1,154,900 and the change in oil and gas properties of approximately $2,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $475,000 were oil and gas operations of approximately $616,600, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1998 distributions of $439,961 were oil and gas operations of approximately $339,200 and the change in oil and gas properties of approximately $98,400, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2000 were $1,175,000 of which $1,057,500 was distributed to the limited partners and $117,500 to the general partners. The per unit distribution to limited partners during the same period was $52.88. Total distributions during the year ended December 31, 1999 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the same period was $21.38. Total distributions during the year ended December 31, 1998 were $439,961 of which $398,261 was distributed to the limited partners and $41,700 to the general partners. The per unit distribution to limited partners during the same period was $19.91.

Since inception of the Partnership, cumulative monthly cash distributions of $16,326,459 have been made to the partners. As of December 31, 2000, $14,709,282 or $735.46 per limited partner unit, has been distributed to the limited partners, representing a 147% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $1,154,900 in 2000 compared to $616,600 in 1999 and approximately $339,200 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $2,500 in 2000. The Partnership had no cash flows from investing activities in 1999. Cash flows provided by investing activities were approximately $98,400 in 1998.

Cash  flows  used in financing activities were approximately $1,174,700  in
2000 compared to $474,000 in 1999 and approximately $439,900 in 1998.   The
only use in financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had approximately $463,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund VI
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund VI (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three- year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund VI as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----
  Assets

Current assets:
 Cash and cash equivalents                   $       163,762      181,112
 Receivable from Managing General Partner            301,006      173,306

---------                                    ---------
                                                 Total    current    assets
464,768                                      354,418

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         8,424,134    8,426,634
  Less accumulated depreciation,
                                               depletion  and  amortization
6,646,000                                    6,579,000

---------                                    ---------
                                              Net  oil  and gas  properties
1,778,134                                    1,847,634

---------                                    ---------
                                                                          $
2,242,902                                    2,202,052

=========                                    =========
  Liabilities and Partners' Equity

Current liability - distribution payable     $         1,594        1,317

---------                                    ---------
Partners' equity:
 General partners                                  (630,439)    (634,496)
 Limited partners                                  2,871,747    2,835,231

---------                                    ---------
                                                Total    partners'   equity
2,241,308                                    2,200,735

---------                                    ---------
                                                                          $
2,242,902                                    2,202,052

=========                                    =========























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                             2000      1999
1998
                                                             ----      ----
----
  Revenues

Income from net profits interests         $  1,423,101   823,002  362,778
Interest                                        12,563     7,450    4,967
                                                                  ---------
---------                                 ---------
                                                                  1,435,664
830,452                                   367,745
                                                                  ---------
---------                                 ---------
  Expenses

General and administrative                     153,091   150,589  170,237
Depreciation, depletion and amortization        67,000   156,000  247,000
                                                                  ---------
---------                                 ---------
                                                                    220,091
306,589                                   417,237
                                                                  ---------
---------                                 ---------
Net income (loss)                         $  1,215,573   523,863 (49,492)
                                                                  =========
=========                                 =========
Net income (loss) allocated to:

 Managing General Partner                 $    109,401    47,147  (4,454)
                                                                  =========
=========                                 =========
 General partner                          $     12,156     5,239    (495)
                                                                  =========
=========                                 =========
 Limited partners                         $  1,094,016   471,477 (44,543)
                                                                  =========
=========                                 =========
  Per limited partner unit                $      54.70     23.57   (2.23)
                                                                  =========
=========                                 =========


























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                            General    Limited
                                            Partners   Partners    Total
                                            --------   --------    -----

Balance at December 31, 1997            $ (592,733)   3,234,058 2,641,325

 Net loss                                   (4,949)    (44,543)  (49,492)

 Distributions                             (41,700)   (398,261) (439,961)
                                                                   --------
----------                              ----------
Balance at December 31, 1998              (639,382)   2,791,254 2,151,872

 Net income                                  52,386     471,477   523,863

 Distributions                             (47,500)   (427,500) (475,000)
                                                                   --------
----------                              ----------
Balance at December 31, 1999              (634,496)   2,835,231 2,200,735

 Net income                                 121,557   1,094,016 1,215,573

 Distributions                            (117,500) (1,057,500)(1,175,000)
                                                                   --------
----------                              ----------
Balance at December 31, 2000            $ (630,439)   2,871,747 2,241,308
                                                                   ========
==========                              ==========






























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                             2000      1999
1998
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $  1,298,078   766,709  489,768
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(155,768)                                 (157,603)(155,489)
 Interest received                              12,563     7,450    4,967
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities            1,154,873  616,556
339,246
                                                                  ---------
---------                                 ---------
Cash provided by investing activities:

 Sale of oil and gas properties                  2,500         -   98,437
                                                                  ---------
---------                                 ---------
Cash used in financing activities:

 Distributions to partners                 (1,174,723) (473,983)(439,863)
                                                                  ---------
---------                                 ---------

Net (decrease) increase in cash and cash
 equivalents                                  (17,350)   142,573  (2,180)

 Beginning of year                             181,112    38,539   40,719
                                                                  ---------
---------                                 ---------
 End of year                              $    163,762   181,112   38,539
                                                                  =========
=========                                 =========


(continued)
























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                             2000      1999
1998
                                                             ----      ----
----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $  1,215,573   523,863 (49,492)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                67,000   156,000
247,000
  (Increase) decrease in receivables         (125,023)  (56,294)  126,990
  (Decrease) increase in payables              (2,677)   (7,013)   14,748
                                                                  ---------
--------                                  -------
Net cash provided by operating activities $  1,154,873   616,556  339,246
                                                                  =========
========                                  =======






































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

    Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000, 1999 and 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

    Gas Balancing
    The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, the Partnership was over produced by 6,004, 1,429 and 1,596 mcf of gas.

    Income Taxes
    No   provision  for  income  taxes  is  reflected  in  these  financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

    In   accordance  with  the  requirements  of  Statement  of   Financial
    Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $1,076,779 and $981,811, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

    Number of Limited Partner Units
    As of December 31, 2000, 1999 and 1998, there were 20,000 limited partner units outstanding held by 767, 826 and 848 partners.

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

    As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


4.  Related Party Transactions
    A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $103,300, $105,400 and $128,200, for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

    Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $54,800, $75,500 and $16,200, for the years ended December 31, 2000,
    1999 and 1998, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

    Southwest Royalties, Inc., the Managing General Partner, was paid $144,000 during 2000, 1999 and 1998, as an administrative fee for indirect general and administrative overhead expenses.

    Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $301,000 and $173,300 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

    In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $1,300, $900 and $900 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.  Major Customers
    No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 59% of the Partnership's total oil and gas production during 2000: Phillips 66 Natural Gas Co. for 48% and Plain Marketing, LP for 11%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Phillips 66 Natural Gas Co. for 42%, Scurlock Permian LLC for 11% and Genesis Crude Oil for 11%. Two purchasers accounted for 49% of the Partnership's total oil and gas production during 1998: Nustar Joint Venture 38% and Scurlock Permian LLC 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


6.  Estimated Oil and Gas Reserves (unaudited)
    The Partnership's interest in proved oil and gas reserves is as follows:

                                                                  Oil (bbls)
Gas (mcf)
                                                                  ----------
---------
    Proved developed and undeveloped reserves -

    January 1, 1998                                510,000      3,852,000

      Revisions of previous estimates            (204,000)      1,802,000
      Production                                  (41,000)      (453,000)
      Sale of minerals in place                    (9,000)      (118,000)
                                                   -------      ---------
    December 31, 1998                              256,000      5,083,000

      Revisions of previous estimates              215,000      1,078,000
      Production                                  (44,000)      (407,000)
                                                   -------      ---------
    December 31, 1999                              427,000      5,754,000

      Revisions of previous estimates              (6,000)        220,000
      Production                                  (33,000)      (352,000)
                                                   -------      ---------
    December 31, 2000                              388,000      5,622,000
                                                   =======      =========
    Proved developed reserves -

    December 31, 1998                              216,000      4,891,000
                                                   =======      =========
    December 31, 1999                              385,000      5,398,000
                                                   =======      =========
    December 31, 2000                              308,000      5,196,000
                                                   =======      =========

    All of the Partnership's reserves are located within the continental United States.

    *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

    The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.39 per barrel in the preparation of the reserve report as of January 1, 2001.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


6.  Estimated Oil and Gas Reserves (unaudited) - continued
    In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $10.01 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


6.  Estimated Oil & Gas Reserves (unaudited) - continued
    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                             2000       1999         1998
                                             ----       ----         ----

     Future cash inflows, net of
                                        production and development
      costs                             $ 49,205,000 14,581,000  7,278,000
     10% annual discount for
                                        estimated timing of cash
      flows                               26,968,000  6,733,000  3,397,000
                                          ---------- ---------- ----------
     Standardized measure of
                                        discounted future net cash
      flows                             $ 22,237,000  7,848,000  3,881,000
                                          ========== ========== ==========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                             2000        1999        1998
                                             ----        ----        ----

     Sales of oil and gas produced,
                                       net of production costs $(1,423,000)
(823,000)                             (362,000)
     Changes in prices and production
       costs                             15,689,000   2,271,000(1,423,000)
     Changes in estimated future development
                                       cost              105,000  (122,000)
(29,000)
     Changes of production rates
       (timing) and others              (1,282,000)    (25,000)(1,736,000)
     Sales of minerals in place             (2,000)           -  (131,000)
     Revisions of previous
                                       quantities estimates         517,000
2,278,000                             343,000
     Accretion of discount                  785,000     388,000    656,000
     Discounted future net
                                      cash flows -
      Beginning of year                   7,848,000   3,881,000  6,563,000
                                         ----------  ---------- ----------
      End of year                     $  22,237,000   7,848,000  3,881,000
                                         ==========  ========== ==========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $  352,100    371,794   390,211     321,559
     Total expenses               78,492     49,386    60,911      31,302
     Net income                  273,608    322,408   329,300     290,257
     Net income per limited
      partners unit                12.31      14.51     14.82       13.06

  1999:
     Total revenues           $  111,631    258,099   366,005      94,717
     Total expenses               83,546     81,386    63,468      78,189
     Net income                   28,085    176,713   302,537      16,528
     Net income per limited
      partners unit                 1.26       7.95     13.61         .74

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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $144,000 during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 5,084.0 limited partner units, a 25.4% limited partner interest. The Managing General Partners total percentage interest ownership in the Partnership is 31.9%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
  Title of Class       Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     25.4%
                      Interest                     Managing General Partner
5,084.0 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   25.4%
                      Interest                      Chairman of the  Board,
5,084.0 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   25.4%
                     Interest                     Secretary and Director of
5,084.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   25.4%
                     Interest                     Vice President and CFO of
5,084.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   25.4%
                     Interest                     Vice President, Marketing
5,084.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   25.4%
                      Interest                      Director  of  Southwest
5,084.0 Units
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

Item 13.  Certain Relationships and Related Transactions

In   2000,   the   Managing  General  Partner  received  $144,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $103,300 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $54,800 for the year ended December 31, 2000

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 2000 were approximately $1,300, which constitutes an immaterial portion of that firm's business.

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

                                           (u)    Twentieth  Amendment   to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of April 30, 1996.

2234: (v) Twenty First Amendment to Certificate and Agreement of Limited 2235: Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of
                          September 30, 1996.

2238: (w) Twenty Second Amendment to Certificate and Agreement of Limited 2239: Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of
                          January 15, 1997.

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

                                          (dd)  Twenty  Ninth Amendment  to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of February 10, 2000.

                                           (ee)   Thirtieth  Amendment   to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of April 26, 2000.


                                          (ff)  Thirty  First Amendment  to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of September 13, 2000.

                  27 Financial Data Schedule

                  99 Limited Partners as of February 10, 2000
                     Limited Partners as of April 26, 2000
                     Limited Partners as of September 13, 2000

               (b)    Reports on Form 8-K

                      There  were no reports filed on Form 8-K  during  the
               quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)     Exhibit 4(dd): Twenty Ninth Amendment to Certificate     47
             and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             February 10, 2000.

             Exhibit 4 (ee): Thirtieth Amendment to Certificate     49
             and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             April 26, 2000.

             Exhibit 4 (ff): Thirty First Amendment to Certificate 51 and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             September 13, 2000.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

          TWENTY-NINTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Twenty-Ninth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 1st day of January, 2000, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Before me, /s/ B. Ross, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, and who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 10 day of February, 2000.

                    /s/ B.Ross
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

           THIRTIETH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirtieth Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 4th day of April, 2000, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Before me, /s/ B. Ross, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners, and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 26 day of April, 2000.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

          THIRTY FIRST AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty First Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 30th day of June, 2000, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Before me, /s/ B. Ross, a Notary Public in and for the State and County aforesaid, personally appeared H.H. Wommack, III, with whom I am personally acquainted (or proved to me on the basis of satisfactory evidence), and who, upon oath, acknowledged himself to be the attorney-in-fact for the admitted and withdrawing Limited Partners, and as president of Southwest Royalties, Inc. for itself and as attorney-in-fact for the admitted and withdrawing Limited Partners, who further acknowledged that he is authorized by Southwest Royalties, Inc., the Limited Partners and the Withdrawing Limited Partners to execute this document on its and their behalf.

Witness my hand and seal at office, on this the 13 day of September, 2000.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

                        AMENDMENTS FOLLOW AS EX-99