Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2001-05-09
CIK 796489

12 of 12
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                  March 31,   December 31,
                                                     2001         2000
                                                     ----         ----
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    184,184       163,762
 Receivable from Managing General Partner          384,902       301,006
                                                 ---------     ---------
    Total current assets                           596,086       464,768
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,424,134     8,424,134
  Less accumulated depreciation,
   depletion and amortization                    6,686,000     6,646,000
                                                 ---------     ---------
    Net oil and gas properties                   1,738,134     1,778,134
                                                 ---------     ---------
                                              $  2,307,220     2,242,902
                                                 =========     =========
  Liabilities and Partners' Equity

Current liability - Distribution payable      $      3,976         1,594
                                                 ---------     ---------
Partners' equity:
 General partners                                (624,006)     (630,439)
 Limited partners                                2,927,250     2,871,747
                                                 ---------     ---------
    Total partners' equity                       2,303,244     2,241,308
                                                 ---------     ---------
                                              $  2,307,220     2,242,902
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

  Revenues

Income from net profits interests                   $   538,849    349,925
Interest                                                  2,840      2,175
                                                        -------    -------
                                                        541,689    352,100
                                                        -------    -------
  Expenses

General and administrative                               37,358     37,492
Depreciation, depletion and amortization                 40,000     41,000
                                                        -------    -------
                                                         77,358     78,492
                                                        -------    -------
Net income                                          $   464,331    273,608
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    41,790     24,625
                                                        =======    =======
 General partner                                    $     4,643      2,736
                                                        =======    =======
 Limited partners                                   $   417,898    246,247
                                                        =======    =======
  Per limited partner unit                          $     20.89      12.31
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   441,758    257,545
 Cash paid to suppliers                                (24,163)   (20,536)
 Interest received                                        2,840      2,175
                                                       --------   --------
  Net cash provided by operating activities             420,435    239,184
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (400,013)  (225,056)
                                                       --------   --------
Net increases in cash and cash equivalents               20,422     14,128

 Beginning of period                                    163,762    181,112
                                                       --------   --------
 End of period                                      $   184,184    195,240
                                                       ========   ========

                                                               (continued)

                 Southwest Royalties, Inc. Income Fund VI

                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   464,331    273,608

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               40,000     41,000
  Increase in receivables                              (97,091)   (92,380)
  Increase in payables                                   13,195     16,956
                                                        -------    -------
Net cash provided by operating activities           $   420,435    239,184
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $  29.14     28.14        4%
Average price per mcf of gas              $   6.89      3.24      113%
Oil production in barrels                    7,700     8,500      (9%)
Gas production in mcf                       86,200    88,300      (2%)
Income from net profits interests         $538,849   349,925       54%
Partnership distributions                 $402,395   225,000       79%
Limited partner distributions             $362,395   202,500       79%
Per unit distribution to limited
 partners                                 $  18.12     10.13       79%
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $538,849 from $349,925 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 54%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 4%, or $1.00 per barrel, resulting in an increase of approximately $7,700 in income from net profits interests. Oil sales represented 27% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 46% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 113%, or $3.65 per mcf, resulting in an increase of approximately $314,600 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $322,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 9% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $22,500 in income from net profits interests.

    Gas production decreased approximately 2,100 mcf or 2% during the same period, resulting in a decrease of approximately $6,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $29,300.

3. Lease operating costs and production taxes were 59% higher, or approximately $103,400 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase is due to pulling expense on one lease, maintenance and other repairs being performed in 2001, and the increase in production taxes in relation to the increase in gross revenues received in 2001.

Costs and Expenses

Total costs and expenses decreased to $77,358 from $78,492 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 1%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense decreased to $40,000 for the quarter ended March 31, 2001 from $41,000 for the same period in 2000. This represents a decrease of 2%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $420,400 in the quarter ended March 31, 2001 as compared to approximately $239,200 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $400,000 in the quarter ended March 31, 2001 as compared to approximately $225,100 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $402,395 of which $362,395 was distributed to the limited partners and $40,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $18.12. Total distributions during the quarter ended March 31, 2000 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $10.13.

The sources for the 2001 distributions of $402,395 were oil and gas operations of approximately $420,400, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2000 distributions of $225,000 were oil and gas operations of approximately $239,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $16,728,854 have been made to the partners. As of March 31, 2001, $15,071,677 or $753.58 per limited partner unit has been distributed to the limited partners, representing a 151% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $592,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001