Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2001-08-01
CIK 796489

14 of 14

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

     Southwest Royalties, Inc. Income Fund VI

     Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $    131,725       163,762
 Receivable from Managing General Partner          327,836       301,006
                                                 ---------     ---------
    Total current assets                           459,561       464,768
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,424,134     8,424,134
  Less accumulated depreciation,
   depletion and amortization                    6,746,000     6,646,000
                                                 ---------     ---------
    Net oil and gas properties                   1,678,134     1,778,134
                                                 ---------     ---------
                                              $  2,137,695     2,242,902
                                                 =========     =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distribution payable      $      1,955         1,594
                                                 ---------     ---------
Partners' equity:
 General partners                                (640,756)     (630,439)
 Limited partners                                2,776,496     2,871,747
                                                 ---------     ---------
    Total partners' equity                       2,135,740     2,241,308
                                                 ---------     ---------
                                              $  2,137,695     2,242,902
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                    ----      ----        ----      ----

  Revenues
  --------
Income from net profits
 interests                    $   328,398    368,667    867,248    718,592
Interest                            3,061      3,127      5,900      5,303
                                  -------    -------    -------    -------
                                  331,459    371,794    873,148    723,895
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         38,963     42,386     76,321     79,878
Depreciation, depletion and
 amortization                      60,000      7,000    100,000     48,000
                                  -------    -------    -------    -------
                                   98,963     49,386    176,321    127,878
                                  -------    -------    -------    -------
Net income                    $   232,496    322,408    696,827    596,017
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    20,925     29,017     62,714     53,642
                                  =======    =======    =======    =======
 General Partner              $     2,325      3,224      6,969      5,960
                                  =======    =======    =======    =======
 Limited Partners             $   209,246    290,167    627,144    536,415
                                  =======    =======    =======    =======
  Per limited partner unit    $     10.46     14.51       31.36      26.82
                                  =======    =======    =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                          ----      ----


Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   815,483    530,317
 Cash paid to suppliers                                (51,386)   (50,316)
 Interest received                                        5,900      5,303
                                                       --------   --------
  Net cash provided by operating activities             769,997    485,304
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (802,034)  (474,925)
                                                       --------   --------

Net (decrease) increase in cash and
         (32,037)                          10,379

 Beginning of period                                    163,762    181,112
                                                       --------   --------
 End of period                                      $   131,725    191,491
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   696,827    596,017

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization              100,000     48,000
  Increase in receivables                              (51,765)  (188,275)
  Increase in payables                                   24,935     29,562
                                                        -------    -------
Net cash provided by operating activities           $   769,997    485,304
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management anticipates performing necessary workovers during the next few years to enhance production. The Partnership has the opportunity for potential increases with little decline. Thereafter, the Partnership could possibly experience a normal decline of 9% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:
                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $   26.21      28.04       (7%)
Average price per mcf of gas             $    4.45       4.60       (3%)
Oil production in barrels                    7,600      8,300       (8%)
Gas production in mcf                       93,400     91,200         2%
Income from net profits interests        $ 328,398    368,667      (11%)
Partnership distributions                $ 400,000    250,000        60%
Limited partner distributions            $ 360,000    225,000        60%
Per unit distribution to limited
 partners                                $   18.00      11.25        60%
Number of limited partner units             20,000     20,000

Revenues

The Partnership's income from net profits interests decreased to $328,398 from $368,667 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 11%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 7%, or $1.83 per barrel, resulting in a decrease of approximately $13,900 in income from net profits interests. Oil sales represented 32% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 36% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.15 per mcf, resulting in a decrease of approximately $14,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $27,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 8% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $19,600 in income from net profits interests.

    Gas production increased approximately 2,200 mcf or 2% during the same period, resulting in an increase of approximately $10,100 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $9,500.

3.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $39,300 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $98,963 from $49,386 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 100%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $3,400 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $60,000 for the quarter ended June 30, 2001 from $7,000 for the same period in 2000. This represents an increase of 757%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    26.71     27.44       (3%)
Average price per mcf of gas             $     5.43      3.82        42%
Oil production in barrels                    15,300    17,200      (11%)
Gas production in mcf                       180,700   184,700       (2%)
Income from net profits interests        $  867,248   718,592        21%
Partnership distributions                $  802,395   475,000        69%
Limited partner distributions            $  722,395   427,500        69%
Per unit distribution to limited
 partners                                $    36.12     21.38        69%
Number of limited partner units              20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $867,248 from $718,592 for the six months ended June 30, 2001 and 2000, respectively, an increase of 21%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 3%, or $.73 per barrel, resulting in a decrease of approximately $11,200 in income from net profits interests. Oil sales represented 29% of total oil and gas sales during the six months ended June 30, 2001 as compared to 40% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 42%, or $1.61 per mcf, resulting in an increase of approximately $290,900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $279,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,900 barrels or 11% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $52,100 in income from net profits interests.

    Gas production decreased approximately 4,000 mcf or 2% during the same period, resulting in a decrease of approximately $15,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $67,400.

3. Lease operating costs and production taxes were 14% higher, or approximately $64,200 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $176,321 from $127,878 for the six months ended June 30, 2001 and 2000, respectively, an increase of 38%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,600 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $100,000 for the six months ended June 30, 2001 from $48,000 for the same period in 2000. This represents an increase of 108%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $770,000 in the six months ended June 30, 2001 as compared to approximately $485,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $802,000 in the six months ended June 30, 2001 as compared to approximately $474,900 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $802,395 of which $722,395 was distributed to the limited partners and $80,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $36.12. Total distributions during the six months ended June 30, 2000 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $21.38.

The sources for the 2001 distributions of $802,395 were oil and gas operations of approximately $770,000, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $475,000 were oil and gas operations of approximately $485,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $17,128,854 have been made to the partners. As of June 30, 2001, $15,431,677 or $771.58 per limited partner unit has been distributed to the limited partners, representing a 154% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $457,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K


                (a) Reports on Form 8-K:

                             No  reports on Form 8-K were filed during  the
              quarter ended June 30, 2001.

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

Date:  August 15, 2001