Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2001-11-13
CIK 796489

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets

                                               September 30,   December 31,
                                                    2001           2000
                                               -------------   ------------
                                                (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $    129,172       163,762
 Receivable from Managing General Partner          185,741       301,006
                                                 ---------     ---------
    Total current assets                           314,913       464,768
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  8,424,134     8,424,134
  Less accumulated depreciation,
   depletion and amortization                    6,850,000     6,646,000
                                                 ---------     ---------
    Net oil and gas properties                   1,574,134     1,778,134
                                                 ---------     ---------
                                              $  1,889,047     2,242,902
                                                 =========     =========
Liabilities and Partners' Equity
--------------------------------
Current liability - Distribution payable      $      2,169         1,594
                                                 ---------     ---------
Partners' equity:
 General partners                                (665,642)     (630,439)
 Limited partners                                2,552,520     2,871,747
                                                 ---------     ---------
    Total partners' equity                       1,886,878     2,241,308
                                                 ---------     ---------
                                              $  1,889,047     2,242,902
                                                 =========     =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                                Three Months Ended      Nine Months Ended
                                  September 30,           September 30,
                                  2001      2000         2001      2000
                                  ----      ----         ----      ----
Revenues
--------
Income from net profits
 interests                   $   116,512   387,216     983,760 1,105,806
Interest                           1,852     2,995       7,752     8,299
                                 -------   -------     ------- ---------
                                 118,364   390,211     991,512 1,114,105
                                 -------   -------     ------- ---------
Expenses
--------
General and administrative        38,226    37,911     114,547   117,789
Depreciation, depletion and
 amortization                    104,000    23,000     204,000    71,000
                                 -------   -------     ------- ---------
                                 142,226    60,911     318,547   188,789
                                 -------   -------     ------- ---------
Net income (loss)            $  (23,862)   329,300     672,965   925,316
                                 =======   =======     ======= =========



Net income (loss) allocated to:

 Managing General Partner    $   (2,147)    29,637      60,567    83,278
                                 =======   =======     ======= =========
 General Partner             $     (239)     3,293       6,730     9,253
                                 =======   =======     ======= =========
 Limited Partners            $  (21,476)   296,370     605,668   832,785
                                 =======   =======     ======= =========
  Per limited partner unit   $    (1.07)     14.82       30.28     41.64
                                 =======   =======     ======= =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                        2001       2000
                                                        ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $1,059,132    894,243
 Cash paid to suppliers                              (74,654)   (70,793)
 Interest received                                      7,752      8,299
                                                    ---------    -------
  Net cash provided by operating activities           992,230    831,749
                                                    ---------    -------
Cash flows used in financing activities

 Distributions to partners                         (1,026,820) (824,790)
                                                    ---------    -------
Net (decrease) increase in cash and cash equivalents            (34,590)
6,959

 Beginning of period                                  163,762    181,112
                                                    ---------    -------
 End of period                                     $  129,172    188,071
                                                    =========    =======
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  672,965    925,316

 Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation, depletion and amortization            204,000     71,000
  Decrease (increase) in receivables                   75,372  (211,563)
  Increase in payables                                 39,893     46,996
                                                    ---------    -------
Net cash provided by operating activities          $  992,230    831,749
                                                    =========    =======

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

2.  Summary of Significant Accounting Policies
          The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.69     30.25    (18%)
Average price per mcf of gas               $    2.50      4.36    (43%)
Oil production in barrels                      7,100     8,100    (12%)
Gas production in mcf                        103,800    88,500      17%
Income from net profits interests          $ 116,512   387,216    (70%)
Partnership distributions                  $ 225,000   350,000    (36%)
Limited partner distributions              $ 202,500   315,000    (36%)
Per unit distribution to limited partners  $   10.13     15.75    (36%)
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $116,512 from $387,216 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 70%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 18%, or $5.56 per barrel, resulting in a decrease of approximately $39,500 in income from net profits interests. Oil sales represented 40% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 39% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 43%, or $1.86 per mcf, resulting in a decrease of approximately $193,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $232,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 12% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $30,300 in income from net profits interests.

    Gas production increased approximately 15,300 mcf or 17% during the same period, resulting in an increase of approximately $66,700 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $36,400.

3. Lease operating costs and production taxes were 27% higher, or approximately $66,500 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase in lease operating expense is due to pulling expense, acidization and maintenance being performed on two leases during 2001.

Costs and Expenses

Total costs and expenses increased to $142,226 from $60,911 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 133%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $104,000 for the quarter ended September 30, 2001 from $23,000 for the same period in 2000. This represents an increase of 352%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.80     28.34     (9%)
Average price per mcf of gas               $    4.35      3.99       9%
Oil production in barrels                     22,100    25,300    (13%)
Gas production in mcf                        286,700   273,200       5%
Income from net profits interests          $ 983,760 1,105,806    (11%)
Partnership distributions                  $1,027,395  825,000      25%
Limited partner distributions              $ 924,895   742,500      25%
Per unit distribution to limited partners  $   46.24     37.13      25%
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $983,760 from $1,105,806 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 11%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 9%, or $2.54 per barrel, resulting in a decrease of approximately $56,100 in income from net profits interests. Oil sales represented 31% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 40% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.36 per mcf, resulting in an increase of approximately $103,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $47,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 13% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $90,700 in income from net profits interests.

    Gas production increased approximately 13,500 mcf or 5% during the same period, resulting in an increase of approximately $53,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $36,800.

3. Lease operating costs and production taxes were 19% higher, or approximately $130,700 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in lease operating expense is due to pulling expense, acidization and maintenance on two leases being performed in 2001.

Costs and Expenses

Total costs and expenses increased to $318,547 from $188,789 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 69%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $3,200 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $204,000 for the nine months ended September 30, 2001 from $71,000 for the same period in 2000. This represents an increase of 187%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $992,200 in the nine months ended September 30, 2001 as compared to approximately $831,700 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $1,026,800 in the nine months ended September 30, 2001 as compared to approximately $824,800 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $1,027,395 of which $924,895 was distributed to the limited partners and $102,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $46.24. Total distributions during the nine months ended September 30, 2000 were $825,000 of which $742,500 was distributed to the limited partners and $82,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $37.13.

The sources for the 2001 distributions of $1,027,395 were oil and gas operations of approximately $992,200, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $825,000 were oil and gas operations of approximately $831,700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $17,353,854 have been made to the partners. As of September 30, 2001, $15,634,177 or $781.71 per limited partner unit has been distributed to the limited partners, representing a 156% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $312,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matter to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001