Form 10-K
period 2001-12-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2002-04-11
CIK 796489

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

The  total  number of pages contained in this report is  52.   The  exhibit
index is found on page 46.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.   Business                                                           3

 2.   Properties                                                         7

 3.   Legal Proceedings                                                  9

 4.   Submission of Matters to a Vote of Security Holders                9

                                 Part II

 5.   Market for the Registrant's Common Equity and Related
      Stockholder Matters                                               10

 6.   Selected Financial Data                                           11

 7.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     12

 8.   Financial Statements and Supplementary Data                       20

 9.   Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                            36

                                 Part III

10.   Directors and Executive Officers of the Registrant                37

11.   Executive Compensation                                            39

12.   Security Ownership of Certain Beneficial Owners
      and Management                                                    39

13.   Certain Relationships and Related Transactions                    41

                                 Part IV

14.   Exhibits, Financial Statement Schedules and Reports
      on Form 8-K                                                       42

      Signatures                                                        46

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  89  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. The Partnership has no employees.

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

For nearly nine months, despite the fears of a global recession, crude oil prices held steady between $26 and $28 per barrel due in part to a series of OPEC and non-OPEC production cuts. Then, following what has become known simply as "9-11", crude prices plunged immediately to $22 and gradually fell to below $18 per barrel. Slower demand across the U.S. caused by the threat of recession and warmer than expected weather also led to declining prices in the latter half of 2001. However, the oil cartel and other non-member countries agreed for the fourth time since February to curb output in an effort to stabilize prices. Crude oil contracts trading on the NYMEX closed the year at approximately $20 per barrel.

Spot prices in 2001 climbed to their highest levels ever, with the yearly average price nationwide reaching $4.14/MMBtu, up 9.77% from the 2000 average of $3.77/MMBtu. Prices reached their zenith in the first quarter of 2001 before beginning a steady decline throughout the remainder of the year. The terrorist attacks of September 11 knocked the New York
Mercantile Exchange out of the market for several days and shook the spot marketplace into a maintenance mode. As companies measured the impact of the attacks on the U.S. economy, spot prices deteriorated further. In the fourth quarter, prices bottomed out for the year with the three-month average falling to $2.31/MMBtu. As for 2002, record-high storage levels and the expectation of a flat economy through the first half of the year are leading industry experts to predict prices to average $2.05/MMBtu, remaining above the $2.00 per MMBtu level for a 5th consecutive year.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                 Oil        Gas
                    2001         32%        68%
                    2000         39%        61%
                    1999         44%        56%

As the table indicates, the Partnership's revenue are greater from gas than oil production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas.

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services for 55% and Plains Marketing LP for 13%. Two purchasers accounted for 59% of the Partnership's total oil and gas production during 2000: Phillips 66 Natural Gas Co. for 48% and Plain
Marketing, LP for 11%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999: Phillips 66 Natural Gas Co. for 42%, Scurlock Permian LLC for 11% and Genesis Crude Oil for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2001, there were 89 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2001, the Partnership possessed an interest in oil and gas properties located in Jackson and Weld Counties of Colorado; Clinton, Lawrence and Marion Counties of Illinois; Alfalfa, Beaver, Ellis, Garvin, Haskell, Latimer, Leflore, Logan, McClain, Noble, Pottawatomie, Roger Mills, Seminole and Woods Counties of Oklahoma; Brazos, Burleson, Coke, Eastland, Ector, Fayette, Gaines, Jim Wells, Lee, Lipscomb, Mitchell, Nolan, Pecos, Reeves, Runnels, Sterling, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 158 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 2001, 2000 and 1999.

There were no leases sold during 2001. During 2000, five leases were sold for approximately $2,500. There were no leases sold during 1999.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                        Date
                     Purchased           No. of         Proved Reserves*
Name and Location   and Interest         Wells        Oil (bbls) Gas (mcf)
-----------------   ------------         ------       ---------- ---------
Mobil Amacker         7/87 at 23%          10           17,000  4,747,000
Tippet                to 100% net
Upton County,         profits
Texas                 interests

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil  price  adjustments were made in the individual evaluations to  reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.50 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.14 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 2001, 2009.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $562.21 per unit. In 2000, 953 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $160.04 per unit. In 1999, 117 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $92.83 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2001 there were 669 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined at the sole discretion of the Managing General Partner."

During 2001, distributions were made totaling $1,127,395, with $1,014,895 distributed to the limited partners and $112,500 to the general partners. For the year ended December 31, 2001, distributions of $50.74 per limited partner unit were made, based upon 20,000 limited partner units outstanding. During 2000, quarterly distributions were made totaling $1,175,000, with $1,057,500 distributed to the limited partners and $117,500 to the general partners. For the year ended December 31, 2000, distributions of $52.88 per limited partner unit were made, based upon 20,000 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $475,000, with $427,500 distributed to the limited partners and $47,500 to the general partners. For the year ended December 31, 1999, distributions of $21.38 per limited partner unit were made, based upon 20,000 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 should be read in conjunction with the financial statements included in Item 8:

                                    Years ended December 31,
                  ------------------------------------------------------------
                       2001       2000       1999       1998         1997
                       ----       ----       ----       ----         ----
Revenues          $  964,152   1,435,664    830,452   367,745      964,866

Net income (loss)    571,669   1,215,573    523,863  (49,492)      526,063

Partners' share
 of net income (loss):

 General partners     57,167     121,557     52,386   (4,949)       52,607

 Limited partners    514,502   1,094,016    471,477  (44,543)      473,456

Limited partners'
 net income (loss)
                   per unit         25.73      54.70     23.57       (2.23)
23.67

Limited partners'
 cash distributions
                   per unit         50.74      52.88     21.38        19.91
41.81

Total assets      $1,688,419   2,242,902  2,202,052 2,152,173    2,641,528

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

Based on current conditions, management anticipates performing no workovers during 2002 to enhance production. Additional workovers may be performed in 2003. The partnership may have an increase in production volumes for the year 2003, but thereafter, the partnership will most likely experience the historical production decline of approximately 10% per year.

Critical Accounting Policies
Full cost ceiling calculations The Partnership follows the full cost method of accounting for its oil and gas properties. The full cost method subjects companies to quarterly calculations of a "ceiling", or limitation on the amount of properties that can be capitalized on the balance sheet.
If the Partnership's capitalized costs are in excess of the calculated ceiling, the excess must be written off as an expense.

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants.

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of DD&A.

While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value is not indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2001 and 2000

The following table provides certain information regarding performance factors for the years ended December 31, 2001 and 2000:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil         $      23.37     28.81   (19%)
Average price per mcf of gas            $       3.97      4.21    (6%)
Oil production in barrels                     29,000    33,200   (13%)
Gas production in mcf                        367,900   352,300      4%
Income from net profits interests       $    955,342 1,423,101   (33%)
Partnership distributions               $  1,127,395 1,175,000    (4%)
Limited partner distributions           $  1,014,985 1,057,500    (4%)
Per unit distribution to limited partners          $     50.74      52.88
(4%)
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $955,342 from $1,423,101 for the years ended December 31, 2001 and 2000, respectively, a decrease of 33%. The principal factors affecting the comparison of the years ended December 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 2001 as compared to the year ended December 31, 2000 by 19%, or $5.44 per barrel, resulting in a decrease of approximately $157,800 in income from net profits interests. Oil sales represented 32% of total oil and gas sales during the year ended December 31, 2001 as compared to 39% during the year ended December 31, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 6%, or $.24 per mcf, resulting in a decrease of approximately $88,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $246,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 13% during the year ended December 31, 2001 as compared to the year ended December 31, 2000, resulting in a decrease of approximately $121,000 in income from net profits interests.

    Gas production increased approximately 15,600 mcf or 4% during the same period, resulting in an increase of approximately $65,700 in income from net profits interests.

    The total net decrease in income from net profits interests due to the change in production is approximately $55,300.

3. Lease operating costs and production taxes were 16% higher, or approximately $167,000 more during the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase in lease operating expense is primarily due to pulling expense and maintenance on two leases being performed in 2001.

Costs and Expenses

Total costs and expenses increased to $392,483 from $220,091 for the years ended December 31, 2001 and 2000, respectively, an increase of 78%. The increase is primarily the result of higher depletion expense, partially offset by a decrease in general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $600 during the year ended December 31, 2001 as compared to the year ended December 31, 2000.

2. Depletion expense increased to $240,000 for the year ended December 31, 2001 from $67,000 for the same period in 2000. This represents an increase of 258%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $80,000 as of December 31, 2000.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2000 and 1999

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2001, 2000 and 1999 was $571,669, $1,215,573 and $523,863, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 2001, 2000 and 1999 would have been $811,669, $1,282,573 and
$679,863, respectively. Correspondingly, Partnership distributions for the years ended December 31, 2001, 2000 and 1999 were $1,127,395, $1,175,000 and $475,000, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2001, 2000 and 1999.

The sources for the 2001 distributions of $1,127,395 were oil and gas operations of approximately $1,095,000, with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $1,175,000 were oil and gas operations of approximately $1,154,900 and the change in oil and gas properties of approximately $2,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1999 distributions of $475,000 were oil and gas operations of approximately $616,600, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2001 were $1,127,395 of which $1,014,895 was distributed to the limited partners and $112,500 to the general partners. The per unit distribution to limited partners during the same period was $50.74. Total distributions during the year ended December 31, 2000 were $1,175,000 of which $1,057,500 was distributed to the limited partners and $117,500 to the general partners. The per unit distribution to limited partners during the same period was $52.88. Total distributions during the year ended December 31, 1999 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the same period was $21.38.

Since inception of the Partnership, cumulative monthly cash distributions of $17,453,854 have been made to the partners. As of December 31, 2001, $15,724,177 or $786.21 per limited partner unit, has been distributed to the limited partners, representing a 157% return of the capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $1,095,000 in 2001 compared to $1,154,900 in 2000 and approximately $616,600 in 1999. The primary source of the 2001 cash flow from operating activities was profitable operations.

There was no cash flows provided by investing activities during 2001. Cash flows provided by investing activities were approximately $2,500 in 2000. The Partnership had no cash flows from investing activities in 1999.

Cash flows used in financing activities were approximately $1,126,000 in 2001 compared to $1,175,000 in 2000 and approximately $474,000 in 1999.
The only use in financing activities was the distributions to partners.

As of December 31, 2001, the Partnership had approximately $147,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenue generated from operations are adequate to meet the needs of the Partnership.

Liquidity - MD&A
The Partnership accrued an oil and gas revenue receivable (included in the receivable from the Managing General Partner) of $113,744 at December 31, 2001, and recognized a net loss in the fourth quarter of 2001 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter no net cash is due to the Partnership's net profits interest until the deficit is recovered from future net profits. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             21

Balance Sheets                                                          22

Statements of Operations                                                23

Statement of Changes in Partners' Equity                                24

Statements of Cash Flows                                                25

Notes to Financial Statements                                           27

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties, Inc. Income Fund VI
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund VI (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund VI as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with generally accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 10, 2002

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2001 and 2000


                                                      2001          2000
                                                      ----          ----
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $       132,282      163,762
 Receivable from Managing General Partner             18,003      301,006

---------                                    ---------
                                                 Total    current    assets
150,285                                      464,768

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         8,424,134    8,424,134
  Less accumulated depreciation,
                                               depletion  and  amortization
6,886,000                                    6,646,000

---------                                    ---------
                                              Net  oil  and gas  properties
1,538,134                                    1,778,134

---------                                    ---------
                                                                          $
1,688,419                                    2,242,902

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $         2,837        1,594

---------                                    ---------
Partners' equity:
 General partners                                  (685,772)    (630,439)
 Limited partners                                  2,371,354    2,871,747

---------                                    ---------
                                                Total    partners'   equity
1,685,582                                    2,241,308

---------                                    ---------
                                                                          $
1,688,419                                    2,242,902

=========                                    =========





















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2001, 2000 and 1999


                                                             2001      2000
1999
                                                             ----      ----
----
  Revenues
  --------

Income from net profits interests         $    955,342 1,423,101  823,002
Interest                                         8,810    12,563    7,450
                                                                  ---------
---------                                 ---------
                                                                    964,152
1,435,664                                 830,452
                                                                  ---------
---------                                 ---------
  Expenses
  --------

General and administrative                     152,483   153,091  150,589
Depreciation, depletion and amortization       240,000    67,000  156,000
                                                                  ---------
---------                                 ---------
                                                                    392,483
220,091                                   306,589
                                                                  ---------
---------                                 ---------
Net income                                $    571,669 1,215,573  523,863
                                                                  =========
=========                                 =========
Net income allocated to:

 Managing General Partner                 $     51,450   109,401   47,147
                                                                  =========
=========                                 =========
 General partner                          $      5,717    12,156    5,239
                                                                  =========
=========                                 =========
 Limited partners                         $    514,502 1,094,016  471,477
                                                                  =========
=========                                 =========
  Per limited partner unit                $      25.73     54.70    23.57
                                                                  =========
=========                                 =========
























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2001, 2000 and 1999


                                            General    Limited
                                            Partners   Partners    Total
                                            --------   --------    -----
Balance at December 31, 1998            $ (639,382)   2,791,254 2,151,872

 Net income                                  52,386     471,477   523,863

 Distributions                             (47,500)   (427,500) (475,000)
                                                                   --------
----------                              ----------
Balance at December 31, 1999              (634,496)   2,835,231 2,200,735

 Net income                                 121,557   1,094,016 1,215,573

 Distributions                            (117,500) (1,057,500)(1,175,000)
                                                                   --------
----------                              ----------
Balance at December 31, 2000              (630,439)   2,871,747 2,241,308

 Net income                                  57,167     514,502   571,669

 Distributions                            (112,500) (1,014,895)(1,127,395)
                                                                   --------
----------                              ----------
Balance at December 31, 2001            $ (685,772)   2,371,354 1,685,582
                                                                   ========
==========                              ==========






























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2001, 2000 and 1999


                                                             2001      2000
1999
                                                             ----      ----
----
Cash flows from operating activities:

 Cash received from net profits interests $ 1,237,440 1,298,078 766,709 Cash paid to Managing General Partner for administrative fees and general
                                            and   administrative   overhead
(151,578)                                 (155,768)(157,603)
 Interest received                               8,810    12,563    7,450
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities            1,094,6721,154,873
616,556
                                                                  ---------
---------                                 ---------
Cash provided by investing activities:

 Sale of oil and gas properties                      -     2,500        -
                                                                  ---------
---------                                 ---------
Cash used in financing activities:

 Distributions to partners                 (1,126,152)(1,174,723)(473,983)
                                                                  ---------
---------                                 ---------
Net (decrease) increase in cash and cash
 equivalents                                  (31,480)  (17,350)  142,573

 Beginning of year                             163,762   181,112   38,539
                                                                  ---------
---------                                 ---------
 End of year                              $    132,282   163,762  181,112
                                                                  =========
=========                                 =========


(continued)
























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2001, 2000 and 1999


                                                             2001      2000
1999
                                                             ----      ----
----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                $    571,669 1,215,573  523,863

Adjustments to reconcile net income to
 net cash provided by operating activities:

   Depreciation, depletion and amortization               240,000    67,000
156,000
  Decrease (increase) in receivables           282,098 (125,023) (56,294)
  Increase (decrease) in payables                  905   (2,677)  (7,013)
                                                                  ---------
--------                                  -------
Net cash provided by operating activities $  1,094,672 1,154,873  616,556
                                                                  =========
========                                  =======






































                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.  Organization
          Southwest Royalties, Inc. Income Fund VI was organized under the laws of the state of Tennessee on December 4, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

    Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2001, 2000 and 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

   The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.  Summary of Significant Accounting Policies - continued

    Estimates and Uncertainties
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnerships depletion calculation and full cost ceiling test for oil and gas properties uses oil and gas reserve estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

    Gas Balancing
    The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2001, 2000 and 1999, the Partnership was over produced by 1,014, 6,004 and 1,429 mcf of gas.

    Income Taxes
    No   provision  for  income  taxes  is  reflected  in  these  financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

    In   accordance  with  the  requirements  of  Statement  of   Financial
    Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2001 and 2000 is $959,132 and $1,076,779, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

    Cash and Cash Equivalents
    For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

    Number of Limited Partner Units
    As of December 31, 2001, 2000 and 1999, there were 20,000 limited partner units outstanding held by 669, 767 and 826 partners.

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

   Recent Accounting Pronouncements
   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnerships.

   The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Managing General Partner is currently assessing the impact on the partnerships financial statements.

   On October 3, 2001, the FASB issued Statements No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner is currently assessing the impact to the partnerships financial statements.

3.  Liquidity - Managing General Partner
    The Managing General Partner has a highly leveraged capital structure with $50.0 million and $123.7 million of principal due in August of 2003 and October of 2004, respectively. The Managing General Partner will incur approximately $17.6 million in interest payments in 2002 on its debt obligations. Due to the depressed commodity prices experienced during the last quarter of 2001, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.  Liquidity - Managing General Partner - continued
    There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner.

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

    As of December 31, 2001, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

5.  Related Party Transactions
    A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $105,000, $103,300 and $105,400, for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

    Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $10,000, $54,800 and $75,500, for the years ended December 31, 2001,
    2000 and 1999, respectively.

    Southwest Royalties, Inc., the Managing General Partner, was paid $144,000 during 2001, 2000 and 1999, as an administrative fee for indirect general and administrative overhead expenses.

    Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $18,000 and $301,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2001 and 2000, respectively.

    In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $1,000, $1,300 and $900 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.  Major Customers
    No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services for 55% and Plains Marketing LP for 13%. Two purchasers accounted for 59% of the Partnership's total oil and gas production during 2000: Phillips 66 Natural Gas Co. for 48% and Plain Marketing, LP for 11%. Three purchasers accounted for 64% of the Partnership's total oil and gas production during 1999:
    Phillips 66 Natural Gas Co. for 42%, Scurlock Permian LLC for 11% and Genesis Crude Oil for 11%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.  Estimated Oil and Gas Reserves (unaudited)
    The Partnership's interest in proved oil and gas reserves is as follows:

                                                                  Oil (bbls)
Gas (mcf)
                                                                  ----------
---------
    Proved developed and undeveloped reserves -

    January 1, 1999                                256,000      5,083,000

      Revisions of previous estimates              215,000      1,078,000
      Production                                  (44,000)      (407,000)
                                                   -------      ---------
    December 31, 1999                              427,000      5,754,000

      Revisions of previous estimates              (6,000)        220,000
      Production                                  (33,000)      (352,000)
                                                   -------      ---------
    December 31, 2000                              388,000      5,622,000

      Revisions of previous estimates            (221,000)        114,000
      Production                                  (29,000)      (368,000)
                                                   -------      ---------
    December 31, 2001                              138,000      5,368,000
                                                   =======      =========
    Proved developed reserves -

    December 31, 1999                              385,000      5,398,000
                                                   =======      =========
    December 31, 2000                              308,000      5,196,000
                                                   =======      =========
    December 31, 2001                               98,000      5,017,000
                                                   =======      =========

    All of the Partnership's reserves are located within the continental United States.

    *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2002. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

   Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2002 are an average price of $18.50 per barrel.

    Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2002 are an average price of $2.14 per Mcf.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.  Estimated Oil and Gas Reserves (unaudited) - continued
    The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.  Estimated Oil & Gas Reserves (unaudited) - continued
    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001, 2000 and 1999 is presented below:

                                             2001       2000         1999
                                             ----       ----         ----

     Future cash inflows, net of
                                        production and development
      costs                             $  9,769,000 49,205,000 14,581,000
     10% annual discount for
                                        estimated timing of cash
      flows                                5,238,000 26,968,000  6,733,000
                                          ---------- ---------- ----------
     Standardized measure of
                                        discounted future net cash
      flows                             $  4,531,000 22,237,000  7,848,000
                                          ========== ========== ==========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                             2001        2000        1999
                                             ----        ----        ----

     Sales of oil and gas produced,
                                         net of production costs          $
(955,000)                               (1,423,000)   (823,000)
     Changes in prices and production
       costs                           (16,948,000)  15,689,000  2,271,000
     Changes in estimated future development
                                       cost                    -    105,000
(122,000)
     Changes of production rates
       (timing) and others              (1,136,000) (1,282,000)   (25,000)
     Sales of minerals in place                   -     (2,000)          -
     Revisions of previous
                                       quantities estimates       (891,000)
517,000                               2,278,000
     Accretion of discount                2,224,000     785,000    388,000
     Discounted future net
                                      cash flows -
      Beginning of year                  22,237,000   7,848,000  3,881,000
                                         ----------  ---------- ----------
      End of year                       $ 4,531,000  22,237,000  7,848,000
                                         ==========  ========== ==========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

8.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2001:
     Total revenues           $  541,689    331,459   118,364    (27,360)
     Total expenses               77,358     98,963   142,226      73,936
     Net income (loss)           464,331    232,496  (23,862)   (101,296)
     Net income (loss) per limited
      partners unit                20.89      10.46     (1.07)     (4.55)

  2000:
     Total revenues           $  352,100    371,794   390,211     321,559
     Total expenses               78,492     49,386    60,911      31,302
     Net income                  273,608    322,408   329,300     290,257
     Net income per limited
      partners unit                12.31      14.51     14.82       13.06


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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      46     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              45          Secretary and Director

Bill E. Coggin                          47     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            43          Vice President, Marketing

Paul L. Morris              60          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 44, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 46, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $144,000 during 2001, 2000 and 1999 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 7,073.5 limited partner units, a 35.4% limited partner interest. The Managing General Partners total percentage interest ownership in the Partnership is 40.8%.

No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership owns a one percent interest in the Partnership as a general partner. The Managing General Partner as of December 31, 2001, repurchased the one percent interest owned by Mr. Wommack for approximately $123,513. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
  Title of Class       Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     35.4%
                      Interest                     Managing General Partner
7,073.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   35.4%
                      Interest                      Chairman of the  Board,
7,073.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   35.4%
                     Interest                     Secretary and Director of
7,073.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns   35.4%
                     Interest                     Vice President and CFO of
7,073.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns   35.4%
                     Interest                     Vice President, Marketing
7,073.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns   35.4%
                      Interest                      Director  of  Southwest
7,073.5 Units
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

Item 13.  Certain Relationships and Related Transactions

In   2001,   the   Managing  General  Partner  received  $144,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $105,000 for administrative overhead attributable to operating such properties during 2001.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $10,000 for the year ended December 31, 2001

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 2001 were approximately $1,000, which constitutes an immaterial portion of that firm's business.

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

                                          (gg)  Thirty Second Amendment  to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of February 20, 2001.

                                          (hh)  Thirty  Third Amendment  to
                          Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of July 16, 2001.

                  99 Limited Partners as of February 20, 2001
                     Limited Partners as of July 16, 2001

               (b)    Reports on Form 8-K

                      There  were no reports filed on Form 8-K  during  the
               quarter ended December 31, 2001.

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


                          Date:  April 11, 2002


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


Date:  April 11, 2002


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  April 11, 2002

                              Exhibit Index


Item No.     Description                                           Page No.

14(a)(3)       Exhibit  4(gg):  Thirty  Second  Amendment  to   Certificate
47
             and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             February 20, 2001.

             Exhibit 4 (hh): Thirty Third Amendment to Certificate 49 and Agreement of Limited Partnership of Southwest
             Royalties, Inc. Income Fund VI, dated as of
             July 16, 2001.

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

         THIRTY-SECOND AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-second Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 31st day of December, 2000, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Witness my hand and seal at office, on this the 20 day of February, 2001.

                    /s/ B.Ross
                    -----------------------------------
                    Notary Public

My commission expires:
08/30/03

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

          THIRTY-THIRD AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Third Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 30th day of June, 2001, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Witness my hand and seal at office, on this the 16 day of July, 2001.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

My commission expires:
08/30/01

                        AMENDMENTS FOLLOW AS EX-99