Form 10-Q
period 2002-03-21
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2002-05-15
CIK 796489

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                                  March 31,   December 31,
                                                     2002         2001
                                                     ----         ----
                                                 (unaudited)

  Assets
  ------

Current assets:
 Cash and cash equivalents                   $       116,806      132,282
 Receivable from Managing General Partner             13,500       18,003

---------                                    ---------
                                                 Total    current    assets
130,306                                      150,285

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         8,424,134    8,424,134
  Less accumulated depreciation,
                                               depletion  and  amortization
6,906,000                                    6,886,000

---------                                    ---------
                                              Net  oil  and gas  properties
1,518,134                                    1,538,134

---------                                    ---------
                                                                          $
1,648,440                                    1,688,419

=========                                    =========
  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $         2,830        2,837

---------                                    ---------
Partners' equity:
 General partners                                  (689,769)    (685,772)
 Limited partners                                  2,335,379    2,371,354

---------                                    ---------
                                                Total    partners'   equity
1,645,610                                    1,685,582

---------                                    ---------
                                                                          $
1,648,440                                    1,688,419

=========                                    =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----

  Revenues
  --------

Income from net profits interests                   $    17,787    538,849
Interest                                                    367      2,840
                                                        -------    -------
                                                         18,154    541,689
                                                        -------    -------
  Expenses
  --------

General and administrative                               38,126     37,358
Depreciation, depletion and amortization                 20,000     40,000
                                                        -------    -------
                                                         58,126     77,358
                                                        -------    -------
Net income (loss)                                   $  (39,972)    464,331
                                                        =======    =======
Net (loss) income allocated to:

 Managing General Partner                           $   (3,597)     41,790
                                                        =======    =======
 General partner                                    $     (400)      4,643
                                                        =======    =======
 Limited partners                                   $  (35,975)    417,898
                                                        =======    =======
  Per limited partner unit                          $    (1.80)      20.89
                                                        =======    =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                               (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $     8,221    441,758
 Cash paid to suppliers                                (24,057)   (24,163)
 Interest received                                          367      2,840
                                                       --------   --------
   Net cash (used in) provided by operating activities             (15,469)
420,435
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                                  (7)  (400,013)
                                                       --------   --------
Net  (decrease) increase in cash and cash equivalents              (15,476)
20,422

 Beginning of period                                    132,282    163,762
                                                       --------   --------
 End of period                                      $   116,806    184,184
                                                       ========   ========

Reconciliation of net (loss) income to net cash provided by (used in) operating activities:

Net (loss) income                                   $  (39,972)    464,331

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

  Depreciation, depletion and amortization               20,000     40,000
  Increase in receivables                               (9,566)   (97,091)
  Increase in payables                                   14,069     13,195
                                                        -------    -------
Net cash (used in) provided by operating activities $  (15,469)    420,435
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended March 31, 2002 and 2001:

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2002      2001    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $  19.58     29.14     (33%)
Average price per mcf of gas              $   2.16      6.89     (69%)
Oil production in barrels                    6,300     7,700     (18%)
Gas production in mcf                       72,600    86,200     (16%)
Income from net profits interests         $ 17,787   538,849     (97%)
Partnership distributions                 $      -   402,395    (100%)
Limited partner distributions             $      -   362,395    (100%)
Per unit distribution to limited
 partners                                 $      -     18.12    (100%)
Number of limited partner units             20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $17,787 from $538,849 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 97%. The principal factors affecting the comparison of the quarters ended March 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 by 33%, or $9.56 per barrel, resulting in a decrease of approximately $60,200 in income from net profits interests. Oil sales represented 44% of total oil and gas sales during the quarter ended March 31, 2002 as compared to 27% during the quarter ended March 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 69%, or $4.73 per mcf, resulting in a decrease of approximately $343,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $403,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 18% during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, resulting in a decrease of approximately $40,800 in income from net profits interests.

    Gas production decreased approximately 13,600 mcf or 16% during the same period, resulting in a decrease of approximately $93,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $134,500. Production is down due primarily to downtime, during the quarter ended March 31, 2002, on one lease.

3.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $16,500 less during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Costs and Expenses

Total costs and expenses decreased to $58,126 from $77,358 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 25%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $800 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

2. Depletion expense decreased to $20,000 for the quarter ended March 31, 2002 from $40,000 for the same period in 2001. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of gas used to determine the Partnership's reserves for April 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(15,500) in the quarter ended March 31, 2002 as compared to approximately $420,400 in the quarter ended March 31, 2001.

There were no material cash flows used in financing activities in the quarter ended March 31, 2002. Cash flows used in financing activities were approximately $400,000 in the quarter ended March 31, 2001.

There were no distributions during the quarter ended March 31, 2002. Total distributions during the quarter ended March 31, 2001 were $402,395 of which $362,395 was distributed to the limited partners and $40,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $18.12.

The  sources  for  the  2001 distributions of $402,395  were  oil  and  gas
operations  of  approximately  $420,400,  resulting  in  excess  cash   for
contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $17,453,854 have been made to the partners. As of March 31, 2002, $15,724,177 or $786.21 per limited partner unit has been distributed to the limited partners, representing a 157% return of the capital contributed.

As of March 31, 2002, the Partnership had approximately $127,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - MD&A
The Partnership accrued an oil and gas revenue receivable (included in the receivable from the Managing General Partner) of $127,192 at March 31, 2002, and recognized a net profit in the first quarter of 2002 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter no net cash is due to the Partnership's net profits interest until the deficit is recovered from future net profits. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.

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

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner. The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Assessment by the Managing
General Partner revealed this pronouncement to have no impact on the partnerships.

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



Date:  May 15, 2002