Form 10-Q
period 2002-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2002-11-14
CIK 796489

Page 21 of 21
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 21.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents            $   117,472         132,282
  Receivable  from  Managing  General           -          18,003
Partner
                                         ---------       ---------
   Total current assets                   117,472         150,285
                                         ---------       ---------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,424,134       8,424,134
  Less accumulated depreciation,
   depletion and amortization            6,955,000       6,886,000
                                         ---------       ---------
   Net oil and gas properties            1,469,134       1,538,134
                                         ---------       ---------
                                      $  1,586,606       1,688,419
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current liabilities:
 Distribution payable                 $  2,830              2,837
 Payable to Managing General Partner     65,112          -
                                         ---------       ---------
   Total current liabilities             67,942             2,837
                                         ---------       ---------

Partners' equity:
  General partners                       (702,463)       (685,772)
  Limited partners                       2,221,127       2,371,354
                                         ---------       ---------
   Total partners' equity                1,518,664       1,685,582
                                         ---------       ---------
                                      $  1,586,606       1,688,419
                                         =========       =========

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                                (unaudited)


                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                 2002      2001       2002     2001
                                 ----      ----       ----     ----
Revenues
--------
Income from net profits      $ 3,430     116,512    14,046    983,760
interests
Interest                       322       1,852      1,017      7,752
Miscellaneous settlement       -         -          581            -
                               -------   -------    -------   -------
                               3,752     118,364    15,644    991,512
                               -------   -------    -------   -------

Expenses
--------
General and administrative     38,469     38,226    113,562   114,547
Depreciation, depletion and
 amortization                  18,000    104,000     69,000   204,000
                               -------   -------    -------   -------
                               56,469    142,226              318,547
                                                    182,562
                               -------   -------    -------   -------
Net income (loss)            $ (52,717)  (23,862)             672,965
                                                    (166,918
                                                    )
                               =======   =======    =======   =======

Net income (loss) allocated
to:

Managing General Partner     $ (5,272)   (2,147)    (16,692)  60,567
                               =======   =======    =======   =======
General Partner              $ -           (239)          -    6,730
                               =======   =======    =======   =======
Limited Partners             $ (47,445)  (21,476)   (150,226  605,668
                                                    )
                               =======   =======    =======   =======
 Per limited partner unit    $   (2.37)    (1.07)    (7.51)    30.28
                               =======   =======    =======   =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                                (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                     2002       2001
                                                     ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                             $  55,591     1,059,132
 Cash paid to suppliers                            (71,992)   (74,654)
 Interest received                                 1,017      7,752
 Miscellaneous settlement                          581        -
                                                   -------    ---------
                                                              -
   Net cash (used in) provided by operating        (14,803)   992,230
activities
                                                   -------    ---------
                                                              -
Cash flows used in financing activities

 Distributions to partners                         (7)        (1,026,82
                                                              0)
                                                   -------    ---------
                                                              -

   Net decrease in cash and cash equivalents       (14,810)   (34,590)

 Beginning of period                               132,282    163,762
                                                   -------    ---------
                                                              -
 End of period                                  $  117,472    129,172
                                                   =======    =========
                                                              =
Reconciliation of net income (loss) to net cash
 (used in) provided by operating activities

Net income (loss)                               $  (166,918)  672,965

 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating
activities

  Depreciation, depletion and amortization         69,000     204,000
  Decrease receivables                             41,545     75,372
  Increase in payables                             41,570     39,893
                                                   -------    ---------
                                                              -
Net cash (used in) provided by operating        $  (14,803)   992,230
activities
                                                   =======    =========
                                                              =

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

2.  Summary of Significant Accounting Policies
          The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   27.08     24.69      10%
Average price per mcf of gas               $    3.07      2.50      23%
Oil production in barrels                      6,500     7,100     (8%)
Gas production in mcf                         40,400   103,800    (61%)
Income from net profits interests          $   3,430   116,512    (97%)
Partnership distributions                  $       -   225,000   (100%)
Limited partner distributions              $       -   202,500   (100%)
Per unit distribution to limited partners  $       -     10.13   (100%)
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $3,430 from $116,512 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 97%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 10%, or $2.39 per barrel, resulting in an increase of approximately $15,500 in income from net profits interests. Oil sales represented 59% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 40% during the quarter ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership increased during the same period by 23%, or $.57 per mcf, resulting in an increase of approximately $23,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $38,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 8% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, resulting in a decrease of approximately $14,800 in income from net profits interests.

    Gas production decreased approximately 63,400 mcf or 61% during the same period, resulting in a decrease of approximately $158,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $173,300. The decrease in gas production is primarily due to downtime on two operated leases that had workover performed during the quarter ended September 30, 2002.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $13,400 more during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

Costs and Expenses

Total costs and expenses decreased to $56,469 from $142,226 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 60%. The decrease is the result of lower depletion expense, partially offset by an increase general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

2. Depletion expense decreased to $18,000 for the quarter ended September 30, 2002 from $104,000 for the same period in 2001. This represents a decrease of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General Comparison of the Nine Month Periods Ended September 30,  2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.70     25.80     (8%)
Average price per mcf of gas               $    2.72      4.35    (37%)
Oil production in barrels                     19,600    22,100    (11%)
Gas production in mcf                        187,600   286,700    (35%)
Income from net profits interests          $  14,046   983,760    (99%)
Partnership distributions                  $       - 1,027,395   (100%)
Limited partner distributions              $       -   924,895   (100%)
Per unit distribution to limited partners  $       -     46.24   (100%)
Number of limited partner units               20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $14,046 from $983,760 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 99%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 8%, or $2.10 per barrel, resulting in a decrease of approximately $41,200 in income from net profits interests. Oil sales represented 48% of total oil and gas sales during the nine months ended September 30, 2002 as compared to 31% during the nine months ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 37%, or $1.63 per mcf, resulting in a decrease of approximately $305,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $347,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 11% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $64,500 in income from net profits interests.

    Gas production decreased approximately 99,100 mcf or 35% during the same period, resulting in a decrease of approximately $431,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $495,600. The decrease in gas production is primarily due to downtime on two operated leases that had workovers performed during the nine months ended September 30, 2002.

3. Lease operating costs and production taxes were 15% higher, or approximately $127,000 more during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Lease operating expense increased due to primarily to a workover such as swabbing, pulling expense and other maintenance being performed on two operated leases during the nine months ended September 30, 2002.

Costs and Expenses

Total costs and expenses decreased to $182,562 from $318,547 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 43%. The decrease is the result of lower depletion expense, and general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $1,000 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. Depletion expense decreased to $69,000 for the nine months ended September 30, 2002 from $204,000 for the same period in 2001. This represents a decrease of 66%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows (used in) provided by operating activities were approximately $(14,800) in the nine months ended September 30, 2002 as compared to approximately $992,200 in the nine months ended September 30, 2001. The primary use of the 2002 cash flow from operating activities was operations.

Cash flows used in financing activities were approximately $7 in the nine months ended September 30, 2002 as compared to approximately $1,026,800 in the nine months ended September 30, 2001.

There were no distributions during the nine months ended September 30, 2002. Total distributions during the nine months ended September 30, 2001 were $1,027,395 of which $924,895 was distributed to the limited partners and $102,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $46.24.

The sources for the 2001 distributions of $1,027,395 were oil and gas operations of approximately $992,200, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $17,453,854 have been made to the partners. As of September 30, 2002, $15,724,177 or $786.21 per limited partner unit has been distributed to the limited partners, representing a 157% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $49,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

Liquidity - MD&A

The Partnership accrued an oil and gas revenue receivable (included in the payable to the Managing General Partner) of $162,654 at September 30, 2002, and recognized for the second quarter ended June 30, 2002 and net loss with an overall net income in the third quarter and the year ended September 30, 2002 on an accrual basis for its net profits interest in oil and gas properties. Cash distributions of the net profits interest are based on actual cash received from the underlying oil and gas properties, net of expenses incurred during that quarterly period. Future cash distributions to the Partnership are dependent on a positive quarterly net profits calculation on the underlying properties, which differs from the calculation on an accrual basis.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.
The chief executive officer
and  chief  financial  officer  of  the Partnership's
 managing  general  partner  have
evaluated the effectiveness of the design and operation
of the Partnership's disclosure
controls and procedures (as defined in Exchange Act Rule 13a-14(c))
 as of a date within
90  days  of  the  filing date of this quarterly report. Based on that evaluation,  the
chief   executive  officer  and  chief  financial  officer
have  concluded  that   the
Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries
is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect
these controls subsequent to the date of their evaluation.

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

                                   Southwest Royalties, Inc. Income Fund VI a Tennessee limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                         Bill  E.  Coggin,  Executive  Vice
                                   President
                                        and Chief Financial Officer

Date:     November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund VI;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund VI;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI