Form 10-Q
period 2003-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2003-05-15
CIK 796489

1 of 1
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                          Yes   X   No___

        The total number of pages contained in this report is 19.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Form 10-K Report for 2002 filed with the Securities and Exchange Commission. The December 31, 2002 balance sheet included herein has been taken from the Registrant's 2002 Form 10-K Report. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI

                              Balance Sheets


                                           March   December
                                            31,       31,
                                           2003      2002
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  112,364   18,015
  Receivable  from  Managing  General    250,409   86,014
Partner
                                         --------  --------
                                         ----      ----
   Total current assets                  362,773   104,029
                                         --------  --------
                                         ----      ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,757,78  8,424,13
                                         0         4
  Less accumulated depreciation,
   depletion and amortization            7,040,23  6,977,00
                                         3         0
                                         --------  --------
                                         ----      ----
   Net oil and gas properties            1,717,54  1,447,13
                                         7         4
                                         --------  --------
                                         ----      ----
                                      $  2,080,32  1,551,16
                                         0         3
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---
Current   liability  -   distribution $  2,279     3,356
payable
                                         --------  --------
                                         ----      ----
Other long term liabilities              1,082,77  -
                                         2
                                         --------  --------
                                         ----      ----
Partners' equity:
 General partners                        (754,803  (699,549
                                         )         )
 Limited partners                        1,750,07  2,247,35
                                         2         6
                                         --------  --------
                                         ----      ----
   Total partners' equity                995,269   1,547,80
                                                   7
                                         --------  --------
                                         ----      ----
                                      $  2,080,32  1,551,16
                                         0         3
                                         =======   =======

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Operations
                               (unaudited)

                                 Three Months Ended
                                     March 31,
                                   2003      2002
                                  ------    ------
Revenues
-------------

Income   from  net   profits  $  297,280   17,787
interests
Interest                         18        367
                                 --------  --------
                                 ---       -
                                 297,298   18,154
                                 --------  --------
                                 ---       -
Expenses
-------------

General and administrative       37,477    38,126
Depreciation, depletion  and     21,000    20,000
amortization
Accretion                        21,231    -
                                 --------  --------
                                 ---       -
                                 79,708    58,126
                                 --------  --------
                                 ---       -
Net   income  (loss)  before     217,590   (39,972)
cumulative effect

Cumulative effect of  change
in accounting
 principle                       (770,128  -
                                 )
                                 --------  --------
                                 ---       -
Net income (loss)             $  (552,538  (39,972)
                                 )
                                 ======    =====
Net  income (loss) allocated
to:

 Managing General Partner     $  (55,254)  (3,597)
                                 ======    =====
 General partner              $  -         (400)
                                 ======    =====
 Limited partners             $  (497,284  (35,975)
                                 )
                                 ======    =====
  Per limited partner unit    $  (24.86)    (1.80)
                                 ======    =====

                 Southwest Royalties, Inc. Income Fund VI

                         Statements of Cash Flows
                               (unaudited)


                                      Three Months Ended
                                          March 31,
                                        2003      2002
                                       ------    ------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  112,890   8,221
 Cash paid to suppliers               (17,482)  (24,057)
 Interest received                    18        367
                                      --------  --------
                                      --        --
   Net cash provided by (used in)     95,426    (15,469)
operating activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (1,077)   (7)
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     94,349    (15,476)
and cash equivalents

 Beginning of period                  18,015    132,282
                                      --------  --------
                                      --        --
 End of period                     $  112,364   116,806
                                      ======    ======
Reconciliation  of   net   income
(loss) to net
   cash  provided  by  (used  in)
operating activities:

Net income (loss)                  $  (552,538  (39,972)
                                      )

Adjustments   to  reconcile   net
income (loss) to
  net cash provided by (used  in)
operating activities:

   Depreciation,  depletion   and     21,000    20,000
amortization
 Accretion                            21,231    -
  Cumulative effect of change  in     770,128   -
accounting principle
 Increase in receivables              (184,390  (9,566)
                                      )
 Increase in payables                 19,995    14,069
                                      --------  --------
                                      --        --
Net  cash  provided by (used  in)  $  95,426    (15,469)
operating activities
                                      ======    ======

Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption              $  291,413   -
        of SFAS No.143
                                      ======    ======

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.  Organization
          Southwest Royalties, Inc. Income Fund VI was organized under the laws of the state of Tennessee on December 4, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and
    H. H. Wommack, III, as the individual general partner. Effective December 31, 2001, Mr. Wommack sold his general partners interest to the Managing General Partner. Revenues, costs and expenses are allocated as follows:

                                        Limited   General
                                        Partners  Partners
                                        --------  --------
Interest     income     on     capital  100%      -
contributions
Oil and gas sales                       90%       10%
All other revenues                      90%       10%
Organization and offering costs (1)     100%      -
Amortization of organization costs      100%      -
Property acquisition costs              100%      -
Gain/loss on property disposition       90%       10%
Operating and administrative costs (2)  90%       10%
Depreciation,      depletion       and
amortization
  of oil and gas properties             90%       10%
All other costs                         90%       10%

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2003, and for the three months ended March 31, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements
3.   Cumulative effect of change in accounting principle
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $291,413, a long term liability of approximately $1,061,541 and a charge of approximately $770,128 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $1,082,772, and the increase in the balance from January 1, 2003 of $21,231 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income (loss) and related income (loss) per limited partner unit amounts would have been $(59,504) and $(2.98), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties, Inc. Income Fund VI was organized as a Tennessee limited partnership on December 4, 1986. The offering of such limited partnership interests began August 25, 1986 minimum capital requirements were met October 3, 1986 and concluded January 29, 1987, with total limited partner contributions of $10,000,000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units to revenue method for the three months ended March 31 2002, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interest have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of March 31, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are on an annual basis prepared by outside consultants. Quarterly reserves estimates are prepared by the Managing General Partner's internal staff of engineers.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended March 31, 2003 and 2002:

                          Three Months
                             Ended         Percenta
                                              ge
                           March 31,       Increase
                         2003      2002    (Decreas
                                              e)
                        -----     -----    --------
                                              --
Average price  per  $   32.30              65%
barrel of oil                    19.58
Average price  per  $    6.01              178%
mcf of gas                       2.16
Oil production  in     4,600     6,300     (27%)
barrels
Gas production  in     54,800    72,600    (25%)
mcf
Income  from   net  $  297,280   17,787    1,571%
profits interests
Partnership         $  -         -         -
distributions
Limited    partner  $  -         -         -
distributions
Per           unit
distribution    to
limited
 partners           $  -         -         -
Number  of limited     20,000    20,000
partner units

Revenues

The Partnership's income from net profits interests increased to $297,280 from $17,787 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 1,571%. The principal factors affecting the comparison of the quarters ended March 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 by 65%, or $12.72 per barrel, resulting in an increase of approximately $58,500 in income from net profits interests. Oil sales represented 31% of total oil and gas sales during the quarter ended March 31, 2003 as compared to 44% during the quarter ended March 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 178%, or $3.85 per mcf, resulting in an increase of approximately $211,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $269,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 27% during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, resulting in a decrease of approximately $33,300 in income from net profits interests.

    Gas production decreased approximately 17,800 mcf or 25% during the same period, resulting in a decrease of approximately $38,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $71,700. The decrease in oil production is in connection with a change in estimate, which the Partnership did not have an interest in a well, but another well on a different lease owned a very small interest of the production. The decrease in gas production is primarily due to a farm-out arrangement during 2002 with the Managing General Partner, in which the Partnership retained a smaller interest. This same lease also experiences gas balancing.

3. Lease operating costs and production taxes were 31% lower, or approximately $82,300 less during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002. The decrease in lease operating expense is due mainly to a workover performed on one lease during the quarter ended March 31, 2002, partially offset by an increase in production taxes due to an increase in revenues in relation to prices.

Costs and Expenses

Total costs and expenses increased to $79,708 from $58,126 for the quarters ended March 31, 2003 and 2002, respectively, an increase of 37%. The increase is a direct result of the accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $600 during the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

2. Depletion expense increased to $21,000 for the quarter ended March 31, 2003 from $20,000 for the same period in 2002. This represents an increase of 5%. Prior to October 1, 2002, the Partnership calculated depletion of oil and gas properties under the units of revenue method. The Partnership changed methods of estimating depletion effective October 1, 2002 to the units of production method. The units of production method is more predominantly used throughout the oil and gas industry and will allow the Partnership to more closely align itself with its peers. The effect of this change in estimate if the units of production method were applied to 2002 would have increased 2002 depletion expense by $6,000 and decreased 2002 net income by $6,000. The contributing factors to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2003 was $1.55 applied to 13,733 BOE as compared to $1.42 applied to 18,400 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $291,413, a long term liability of approximately $1,061,541 and a charge of approximately $770,128 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2003, the asset retirement obligation was $1,082,772, and the increase in the balance from January 1, 2003 of $21,231 is due to accretion expense. The pro forma amount of the asset retirement obligation was measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Assuming the Partnership had applied the provisions of SFAS No. 143 for the three months ended March 31, 2002 pro forma net income (loss) and related income (loss) per limited partner unit amounts would have been $(59,504) and $(2.98), respectively.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $95,400 in the quarter ended March 31, 2003 as compared to approximately $(15,500) in the quarter ended March 31, 2002. The primary source of the 2003 cash flows from operating activities was profitable operations.

Cash flows used in financing activities were approximately $1,100 in the quarter ended March 31, 2003. There were no material cash flows used in financing activities in the quarter ended March 31, 2002.

There were no distributions during the quarter ended March 31, 2003 and 2002.

Since inception of the Partnership, cumulative monthly cash distributions of $17,453,854 have been made to the partners. As of March 31, 2003, $15,724,177 or $786.21 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 57% return on capital contributed.

As of March 31, 2003, the Partnership had approximately $360,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Managing General Partner anticipates that at some point in the near future, the partnership will need to be liquidated. Maintenance of properties and administrative expenses are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production will continue to increase.

As the partnerships properties have matured, the net cash flows from operations for the partnership have generally declined, except in periods of substantially increased commodity pricing. Since the partnership cannot develop their properties, the producing reserves continue to deplete causing cash flow to steadily decline.

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

Recent Accounting Pronouncements

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement has been adopted by the partnership effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 has been reported as a cumulative effect of a change in accounting principle

In  April  2004,  the  FASB  issued Statement  of  Financial  Accounting
Standards No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS No. 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS No. 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, should be applied in accordance with their respective effective dates and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Assessment by the Managing General Partner revealed this pronouncement to have no impact on the partnership.

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



Date:  May 15, 2003

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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  May 15, 2003



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

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in t he registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most r ecent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003



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

                        CERTIFICATION PURSUANT TO
                         19 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




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

                        CERTIFICATION PURSUANT TO
                         19 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, Limited Partnership (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 15, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI