Form 10-Q
period 2003-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2003-11-12
CIK 796489

1 of 1

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-15411

         Southwest Royalties, Inc. Income Fund VI, L.P.
             (Exact name of registrant as specified
             in its limited partnership agreement)

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

                            Yes      No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X

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

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets

                                         June 30,  December
                                                      31,
                                           2003      2002
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  132,287   18,015
  Receivable  from  Managing  General    260,665   86,014
Partner
 Distribution receivable                 205       -
                                         --------  --------
                                         ----      ----
   Total current assets                  393,157   104,029
                                         --------  --------
                                         ----      ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,572,75  8,424,13
                                         2         4
  Less accumulated depreciation,
   depletion and amortization            6,079,46  6,481,00
                                         0         0
                                         --------  --------
                                         ----      ----
   Net oil and gas properties            2,493,29  1,943,13
                                         2         4
                                         --------  --------
                                         ----      ----
                                      $  2,886,44  2,047,16
                                         9         3
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---
Current   liability  -   distribution $  -         3,356
payable
                                         --------  --------
                                         ----      ----
Other long term liabilities              519,820   -
                                         --------  --------
                                         ----      ----
Partners' equity:
 General partner                         (617,668  (649,950
                                         )         )
 Limited partners                        2,984,29  2,693,75
                                         7         7
                                         --------  --------
                                         ----      ----
   Total partners' equity                2,366,62  2,043,80
                                         9         7
                                         --------  --------
                                         ----      ----
                                      $  2,886,44  2,047,16
                                         9         3
                                         =======   =======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   2003      2002      2003       2002
                                           (Restate             (Restated
                                              d)                    )
                                  -----     -----      -----      -----
Revenues
-------------
Income   from  net   profits  $  331,408   (7,172)   628,687    10,615
interests
Interest                         373       328       391        695
Miscellaneous settlement         -         581       -          581
                                 --------  --------  ---------  ---------
                                 --        --        -          --
                                 331,781   (6,263)   629,078    11,891
                                 --------  --------  ---------  ---------
                                 --        --        -          --
Expenses
------------
General and administrative       49,424    36,966    86,900     75,092
Depreciation, depletion  and     38,000    38,000    66,000     73,000
amortization
Accretion      of      asset     9,997     -         19,993     -
retirement obligation
                                 --------  --------  ---------  ---------
                                 --        --        -          --
                                 97,421    74,966    172,893    148,092
                                 --------  --------  ---------  ---------
                                 --        --        -          --
Net   income  (loss)  before     234,360   (81,229)  456,185    (136,201)
cumulative effects

Cumulative effect of  change
in accounting
  principle - SFAS No. 143 -     -         -         116,637    -
See Note 3
Cumulative effect of  change
in accounting principle
   -   change  in  depletion     -         -         -          530,000
method - See Note 4
                                 --------  --------  ---------  ---------
                                 --        --        -          --
Net income (loss)             $  234,360   (81,229)  572,822    393,799
                                 ======    ======    ======     ======
Net  income (loss) allocated
to:
 Managing General Partner     $  23,436    (7,311)   57,282     35,442
                                 ======    ======    ======     ======
 General Partner              $  -         (812)     -          3,938
                                 ======    ======    ======     ======
 Limited Partners             $  210,924   (73,106)  515,540    354,419
                                 ======    ======    ======     ======
   Per  limited partner unit  $    10.55                        (6.13)
before cumulative effect                   (3.66)    20.53
    Cumulative  effects  per           -        -         5.25
limited partner unit                                            23.85
                                 --------  --------  ---------  ---------
                                 --        --        -          --
  Per limited partner unit    $    10.55
                                           (3.66)    25.78      17.72
                                 ======    ======    ======     ======
Pro  forma amounts  assuming
changes are applied
 retroactively (See Note3)
  Net  income (loss)  before  $  -         (90,426)  -          (154,595)
cumulative effect
                                 ======    ======    ======     ======
   Per  limited partner unit  $  -         (4.07)    -          (6.96)
(20,000.0)
                                 ======    ======    ======     ======
 Net income (loss)            $  -         (90,426)  -          375,405
                                 ======    ======    ======     ======
   Per  limited partner unit  $  -         (4.07)    -           16.89
(20,000.0)
                                 ======    ======    ======     ======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                        ----      ----
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  407,687   28,892
 Cash paid to suppliers               (40,551)  (45,302)
 Interest received                    391       695
 Miscellaneous settlement             -         581
                                      --------  --------
                                      --        --
   Net cash provided by (used in)     367,527   (15,134)
operating activities
                                      --------  --------
                                      --        --
Cash  flows provided by investing
activities:
 Sale of oil and gas properties       306       -
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:
 Distributions to partners            (253,561  (7)
                                      )
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     114,272   (15,141)
and cash equivalents

Beginning of period                   18,015    132,282
                                      --------  --------
                                      --        --
End of period                      $  132,287   117,141
                                      ======    ======
Reconciliation of net  income  to
net
   cash  provided  by  (used  in)
operating activities:

Net income                         $  572,822   393,799

Adjustments   to  reconcile   net
income to
  net cash provided by (used  in)
operating activities:

   Depreciation,  depletion   and     66,000    73,000
amortization
  Accretion  of asset  retirement     19,993    -
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            (116,637  -
                                      )
  Cumulative effect of change  in
accounting
  principle - change in depletion     -         (530,000
method                                          )
     (Increase)    decrease    in     (221,000  18,277
receivables                           )
 Increase in payables                 46,349    29,790
                                      --------  --------
                                      --        --
Net  cash  provided by (used  in)  $  367,527   (15,134)
operating activities
                                      ======    ======
Non  cash investing and financing
activities::

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  616,464   -
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
                              Limited   General
                              Partners  Partners
                              --------  --------
Interest  income on  capital  100%      -
contributions
Oil and gas sales             90%       10%
All other revenues            90%       10%
Organization  and   offering  100%      -
costs (1)
Amortization of organization  100%      -
costs
Property acquisition costs    100%      -
Gain/loss    on     property  90%       10%
disposition
Operating and administrative  90%       10%
costs (2)
Depreciation, depletion  and
amortization
 of oil and gas properties    90%       10%
All other costs               90%       10%

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $519,820, and the increase in the balance from January 1, 2003 of $19,993 is due to accretion expense. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $530,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $7,000 and $22,000 ($.32 and $.99 per limited partner unit), respectively and decrease and increase net income by $7,000 and $508,000 ($.32 and $22.86 per limited partner unit), respectively.

5.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $496,000 from $1,447,134 to $1,943,134 as of December 31, 2002 and did
     not effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                           Three Months Ended      Six Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $38,000  31,000        73,000    51,000
  Loss before cumulative  (81,229)  (74,229)      (136,201  (114,201)
  effect                                          )
Cumulative effect of
  change in
  accounting principle    -         -             530,000   -
  Net income (loss)       (81,229)  (74,229)      393,799   (114,201)
  Net income (loss)
  allocated to:
  Managing General        (7,311)   (6,681)       35,442    (10,278)
  Partner
  General partner         (812)     (742)         3,938     (1,142)
  Limited partners        (73,106)  (66,806)      354,419   (102,781)
   Income (loss) per
  limited partner
     unit before          (3.66)
  cumulative effect                 (3.34)        (6.13)    (5.14)
   Cumulative effect
  per limited
     partner unit              -         -                       -
                                                  23.85
   Net income (loss)
  per limited
     partner unit         (3.66)
                                    (3.34)        17.72     (5.14)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                         Three Months
                                            Ended         Percenta
                                                             ge
                                           June 30,       Increase
                                        2003      2002    (Decreas
                                                             e)
                                       -----     -----    --------
                                                             --
Average price per barrel of oil    $  28.48               17%
                                                24.28
Average price per mcf of gas       $   4.93               61%
                                                3.06
Oil production in barrels             6,400     6,800     (6%)
Gas production in mcf                 74,800    74,600    -
Income from net profits interests  $  331,408   (7,172)   4,721%
Partnership distributions          $  250,000   -         100%
Limited partner distributions      $  225,000   -         100%
Per unit distribution to limited
 partners                          $  11.25          -    100%
Number of limited partner units       20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $331,408 from $(7,172) for the quarters ended June 30, 2003 and 2002, respectively, an increase of 4,721%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 17%, or $4.20 per barrel, resulting in an increase of approximately $26,900 in income from net profits interests. Oil sales represented 33% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 42% during the quarter ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 61%, or $1.87 per mcf, resulting in an increase of approximately $139,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $166,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 6% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in a decrease of approximately $9,700 in income from net profits interests.

    Gas production increased approximately 200 mcf or less than 1% during the same period, resulting in an increase of approximately $600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $9,100.

3. Lease operating costs and production taxes were 45% lower, or approximately $180,800 less during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The decrease in lease operating expense is due to workover and maintenance performed on one lease during the quarter ended June 30, 2003.

Costs and Expenses

Total costs and expenses increased to $97,421 from $74,966 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 30%. The increase is the result of higher general and administrative expense and accretion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 34% or approximately $12,500 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees and legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

2. Depletion expense remained unchanged for the quarter ended June 30, 2003 compared to the same period in 2002. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
    production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended June 30, 2002 by $7,000 and decrease net income for the three months ended June 30, 2002 by $7,000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2003  and
2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    30.08             37%
oil                                        22.02
Average price per mcf of gas  $     5.39             106%
                                           2.62
Oil production in barrels        11,000    13,100    (16%)
Gas production in mcf            129,600   147,200   (12%)
Income   from  net   profits  $  628,687   10,615    5,823%
interests
Partnership distributions     $  250,000   -         100%
Limited              partner  $  225,000   -         100%
distributions
Per  unit  distribution   to
limited
 partners                     $    11.25        -    100%
Number  of  limited  partner     20,000    20,000
units

Revenues

The Partnership's income from net profits interests increased to $628,687 from $10,615 for the six months ended June 30, 2003 and 2002, respectively, an increase of 5,823%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 37%, or $8.06 per barrel, resulting in an increase of approximately $88,700 in income from net profits interests. Oil sales represented 32% of total oil and gas sales during the six months ended June 30, 2003 as compared to 43% during the six months ended June 30, 2002.

    The average price for a mcf of gas received by the Partnership increased during the same period by 106%, or $2.77 per mcf, resulting in an increase of approximately $359,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $447,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 16% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in a decrease of approximately $46,200 in income from net profits interests.

    Gas production decreased approximately 17,600 mcf or 12% during the same period, resulting in a decrease of approximately $46,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $92,300. The decrease in oil production is in connection with a change in estimate. The Partnership was receiving production in error on a well that we did not have an interest, the production belonged to another well on a different lease that the Partnership owned a very small interest of the production.

3. Lease operating costs and production taxes were 40% lower, or approximately $263,100 less during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The decrease in lease operating expense is due to a workover and maintenance performed on one lease during the six months ended June 30, 2003.

Costs and Expenses

Total costs and expenses increased to $172,893 from $148,092 for the six months ended June 30, 2003 and 2002, respectively, an increase of 17%. The increase is the result of a higher general and administrative expense and accretion expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 16% or approximately $11,800 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees and legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

2. Depletion expense decreased to $66,000 for the six months ended June 30, 2003 from $73,000 for the same period in 2002. This represents a decrease of 10%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $22,000 and increase net income for the six months ended June 30, 2002 by $508,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2003, which was $2.02 applied to 32,600 BOE as compared to $1.94 applied to 37,633 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $519,820, and the increase in the balance from January 1, 2003 of $19,993 is due to accretion expense. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $367,500 in the six months ended June 30, 2003 as compared to approximately $(15,100) in the six months ended June 30, 2002. The primary source of the 2003 cash flows from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $300 in the six months ended June 30, 2003 compared to none in the six months ended June 30, 2002. The principle source of the 2003 cash flow from investing activities was the sale of an oil and gas property.

Cash flows used in financing activities were approximately $253,600 in the six months ended June 30, 2003 compared to no distributions in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partner. The per unit distribution to limited partners during the six months ended June 30, 2003 was $11.25. There were no material cash flows used in financing activities during the six months ended June 30, 2002.

The  sources  for  the  2003 distributions of $250,000  were  oil  and  gas operations of approximately $367,500 and the change in oil and gas properties of approximately $300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $17,703,854 have been made to the partners. As of June 30, 2003, $15,949,177 or $797.46 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 59% return on capital contributed.

As of June 30, 2003, the Partnership had approximately $393,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

Recent Accounting Pronouncements

The FASB has issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement has been adopted by the Partnership effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 has been reported as a cumulative effect of a change in accounting principle.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer
Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to
 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

          (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   --------------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer

Date:  November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund VI

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 12, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties, Inc. Income Fund VI

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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