Form 10-Q
period 2003-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2003-11-14
CIK 796489

1 of 1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 10, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets

                                         Septembe  December
                                           r 30,      31,
                                           2003      2002
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  201,050   18,015
  Receivable  from  Managing  General    194,105   86,014
Partner
                                         --------  --------
                                         ----      ----
   Total current assets                  395,155   104,029
                                         --------  --------
                                         ----      ----
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,547,31  8,424,13
                                         7         4
  Less accumulated depreciation,
   depletion and amortization            6,116,46  6,481,00
                                         0         0
                                         --------  --------
                                         ----      ----
   Net oil and gas properties            2,430,85  1,943,13
                                         7         4
                                         --------  --------
                                         ----      ----
                                      $  2,826,01  2,047,16
                                         2         3
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---
Current   liability  -   distribution $  -         3,356
payable
                                         --------  --------
                                         ----      ----
Other long term liabilities              503,893   -
                                         --------  --------
                                         ----      ----
Partners' equity:
 General partner                         (622,119  (649,950
                                         )         )
 Limited partners                        2,944,23  2,693,75
                                         8         7
                                         --------  --------
                                         ----      ----
   Total partners' equity                2,322,11  2,043,80
                                         9         7
                                         --------  --------
                                         ----      ----
                                      $  2,826,01  2,047,16
                                         2         3
                                         =======   =======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                  Three Months Ended    Nine Months
                                                           Ended
                                    September 30,      September 30,
                                   2003       2002     2003    2002
                                            (Restate          (Restat
                                               d)               ed)
                                   ----       ----     ----    ----
Revenues
-------------
Income from net profits        $ 292,321    3,430     921,00  14,046
interests                                             8
Interest                         379        322       770     1,017
Miscellaneous settlement         -          -         -       581
                                 ---------  --------  ------  -------
                                 -          --        ----    ---
                                 292,700    3,752     921,77  15,644
                                                      8
                                 ---------  --------  ------  -------
                                 -          --        ----    ---
Expenses
------------
General and administrative       40,611     38,469    127,51  113,562
                                                      1
Depreciation, depletion and      37,000     24,000    103,00  97,000
amortization                                          0
Accretion of asset retirement    9,508      -         29,501  -
obligation
                                 ---------  --------  ------  -------
                                 -          --        ----    ---
                                 87,119     62,469    260,01  210,562
                                                      2
                                 ---------  --------  ------  -------
                                 -          --        ----    ---
Net income (loss) before         205,581    (58,717)  661,76  (194,91
cumulative effects                                    6       8)

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -      -          -         116,63  -
See Note 3                                            7
Cumulative effect of change in
accounting principle
 - change in depletion method    -          -         -       530,000
- See Note 4
                                 ---------  --------  ------  -------
                                 -          --        ----    ---
Net income (loss)              $ 205,581    (58,717)  778,40  335,082
                                                      3
                                 ======     ======    ======  ======
Net income (loss) allocated
to:

Managing General Partner       $ 20,558     (5,872)   77,840  33,508
                                 ======     ======    ======  ======
Limited Partners               $ 185,023    (52,845)  700,56  301,574
                                                      3
                                 ======     ======    ======  ======
 Per limited partner unit      $    9.25      (2.64)  29.78   (8.77)
before cumulative effect
 Cumulative effect per limited         -          -    5.25    23.85
partner unit
                                 ---------  --------  ------  -------
                                 -          --        ----    ---
 Per limited partner unit      $    9.25      (2.64)  35.03    15.08
                                 ======     ======    ======  ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income (loss) before      $ -          (67,913)  -       (222,50
cumulative effect                                             8)
                                 ======     ======    ======  ======
  Per limited partner unit     $ -            (3.05)  -       (10.01)
(20,000.0)
                                 ======     ======    ======  ======
 Net income (loss)             $ -          (67,913)  -       (307,49
                                                              2)
                                 ======     ======    ======  ======
  Per limited partner unit     $ -            (3.05)  -       13.84
(20,000.0)
                                 ======     ======    ======  ======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2003       2002
                                                              (Restated
                                                                  )
                                                     ----       ----
          Cash flows from operating activities
          Cash received from income from net    $  748,132    55,591
          profits interests
          Cash paid to suppliers                   (62,726)   (71,992)
          Interest received                        770        1,017
          Miscellaneous settlement                 -          581
                                                   ---------  ---------
                                                   -          -
           Net cash provided by (used in)          686,176    (14,803)
          operating activities
                                                   ---------  ---------
                                                   -          -
          Cash flows provided by investing
          activities:
          Sale of oil and gas properties           306        -
                                                   ---------  ---------
                                                   -          -
          Cash flows used in financing
          activities
          Distributions to partners                (503,447)  (7)
                                                   ---------  ---------
                                                   -          -
           Net increase (decrease) in cash and     183,035    (14,810)
          cash equivalents

          Beginning of period                      18,015     132,282
                                                   ---------  ---------
                                                   -          -
          End of period                         $  201,050    117,472
                                                   ======     ======
          Reconciliation of net income to net
          cash
          provided by (used in) operating
          activities
          Net income                            $  778,403    335,082

          Adjustments to reconcile net income
          to net
          cash provided by (used in) operating
          activities

          Depreciation, depletion and              103,000    97,000
          amortization
          Accretion of asset retirement            29,501     -
          obligation
          Cumulative effect of change in
          accounting
           principle - SFAS No. 143                (116,637)  -
          Cumulative effect of change in
          accounting
           principle - change in depletion         -          (530,000)
          method
          (Increase) decrease in receivables       (172,871)  41,545
          Increase in payables                     64,780     41,570
                                                   ---------  ---------
                                                   -          -
          Net cash provided by (used in)        $  686,176    (14,803)
          operating activities
                                                   ======     ======
          Noncash investing and financing
          activities:
          Increase in oil and properties -
          Adoption
           of SFAS No. 143                      $  616,464    -
                                                   ======     ======
          Increase in oil and gas properties -
          SFAS No. 143
           additional wells from farm-out       $  422        -
          arrangements
                                                   ======     ======
          Decrease in oil and gas properties -
          SFAS No. 143
           sale of property                     $  (25,857)   -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on November 10, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $503,893. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $29,501 plus additional wells added for $422 offset by decrease of $25,857 due to the sale of properties. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $530,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $6,000 and $28,000 ($.27 and $1.26 per limited partner unit), respectively and decrease and increase net income by $6,000 and $502,000 ($.27 and $22.59 per limited partner unit), respectively.

5.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $496,000 from $1,447,134 to $1,943,134 as of December 31, 2002 and did
     not effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $24,000  18,000        97,000    69,000
  Loss before cumulative  (58,717)  (52,717)      (194,918  (166,918)
  effect                                          )
Cumulative effect of
  change in
  accounting principle    -         -             530,000   -
  Net income (loss)       (58,717)  (52,717)      335,082   (166,918)
  Net income (loss)
  allocated to:
  Managing General        (5,872)   (5,272)       33,508    (16,692)
  Partner
  Limited partners        (52,845)  (47,445)      301,574   (150,226)
   Income (loss) per
  limited partner
     unit before          (2.64)
  cumulative effect                 (2.37)        (8.77)    (7.51)
   Cumulative effect
  per limited
     partner unit              -         -                       -
                                                  23.85
   Net income (loss)
  per limited
     partner unit         (2.64)
                                    (2.37)        15.08     (7.51)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                         Three Months
                                            Ended         Percenta
                                                             ge
                                        September 30,     Increase
                                        2003      2002    (Decreas
                                                             e)
                                       -----     -----    --------
                                                             --
Average price per barrel of oil    $  29.62               9%
                                                27.08
Average price per mcf of gas       $   4.52               47%
                                                3.07
Oil production in barrels             5,300     6,500     (18%)
Gas production in mcf                 78,900    40,400    95%
Income from net profits interests  $  292,321   3,430     8,422%
Partnership distributions          $  250,091   -         100%
Limited partner distributions      $  225,082   -         100%
Per unit distribution to limited
 partners                          $  11.25          -    100%
Number of limited partner units       20,000    20,000

Revenues

The Partnership's income from net profits interests increased to $292,321 from $3,430 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 8,422%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 9%, or $2.54 per barrel, resulting in an increase of approximately $13,500 in income from net profits interests. Oil sales represented 31% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 59% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 47%, or $1.45 per mcf, resulting in an increase of approximately $114,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $127,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 18% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $32,500 in income from net profits interests.

    Gas production increased approximately 38,500 mcf or 95% during the same period, resulting in a increase of approximately $118,200 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $85,700. Gas production increase is from two wells drilled due to farmout arrangements and work performed on another well.

3. Lease operating costs and production taxes were 25% lower, or approximately $75,000 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The decrease in lease operating costs is due to workovers performed on two wells in the third quarter of 2002.

Costs and Expenses

Total costs and expenses increased to $87,119 from $62,469 for the quarters ended September 30, 2003 and 2002 respectively, an increase of 39%. The increase is the result of the addition of accretion expense, higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $2,100 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

2. Depletion expense increased to $37,000 for the quarter ended September 30, 2003 from $24,000 for the same period in 2002. This represents an increase of 54%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended September 30, 2002 by $6,000 and decrease net income for the three months ended September 30, 2002 by $6,000(See Note 4 of the notes to the financial statements). The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $2.01 applied to 18,450 BOE as compared to $1.81 applied to 13,233 BOE for the same period.

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    29.93             26%
oil                                        23.70
Average price per mcf of gas  $     5.06             86%
                                           2.72
Oil production in barrels        16,300    19,600    (17%)
Gas production in mcf            208,500   187,600   11%
Income   from  net   profits  $  921,008   14,046    6,457%
interests
Partnership distributions     $  500,091   -         100%
Limited              partner  $  450,082   -         100%
distributions
Per  unit  distribution   to
limited
 partners                     $    22.50        -    100%
Number  of  limited  partner     20,000    20,000
units

Revenues

The Partnership's income from net profits interests increased to $921,008 from $14,046 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 6,457%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 26%, or $6.23 per barrel, resulting in an increase of approximately $101,500 in income from net profits interests. Oil sales represented 32% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 48% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 86%, or $2.34 per mcf, resulting in an increase of approximately $487,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $589,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,300 barrels or 17% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $78,200 in income from net profits interests.

    Gas production increased approximately 20,900 mcf or 11% during the same period, resulting in an increase of approximately $56,800 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $21,400. Gas production increase is from two wells drilled due to farmout arrangements.

3. Lease operating costs and production taxes were 35% lower, or approximately $338,200 less during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease in lease operating costs is due to workovers performed on two properties in 2002.

Costs and Expenses

Total costs and expenses increased to $260,012 from $210,562 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 23%. The increase is the result of the addition of accretion expense, higher depletion expense and general and administrative costs.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 12% or approximately $13,900 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

2.  Depletion  expense  increased to $103,000 for  the  nine  months  ended
    September  30,  2003 from $97,000 for the same period  in  2002.   This
    represents an increase of 6%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $28,000 and increase net income for the nine months ended September 30, 2002 by
    $502,000(See  Note  4 of the notes to the financial  statements).   The
    contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2003, which was $2.02 applied to 51,050 BOE as compared to $1.91 applied to 50,867 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $503,893. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $29,501 plus additional wells added for $422 offset by decrease of $25,857 due to the sale of properties. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $686,200 in the nine months ended September 30, 2003 as compared to approximately $(14,800) in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was operations.

Cash flows provided by investing activities were approximately $300 in the nine months ended September 30, 2003. There were no cash flows provided by investing activities in the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the sales of oil and gas properties.

Cash flows used in financing activities were approximately $503,400 in the nine months ended September 30, 2003 as compared to approximately $7 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $500,091 of which $450,082 was distributed to the limited partners and $50,009 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $22.50. There were no distributions during the nine months ended September 30, 2002.

The  sources  for  the  2003 distributions of $500,091  were  oil  and  gas operations of approximately $686,200 and the change in oil and gas properties of approximately $300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $17,953,945 have been made to the partners. As of September 30, 2003, $16,174,259 or $808.71 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 62% return on capital contributed.

As of September 30, 2003, the Partnership had approximately 395,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows, as well as any development risks. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund V

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI