Form 10-K
period 2003-12-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2004-05-17
CIK 796489

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate  by check mark whether the registrant is an accelerated filer  (as
defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

The  total  number of pages contained in this report is 54.   The  exhibits
begin on page 48.

                            Table of Contents

Item                                                                   Page

                                  Part I

     Glossary of Oil and Gas Terms                                       3

 1.  Business                                                            5

 2.  Properties                                                          9

 3.  Legal Proceedings                                                  11

 4.  Submission of Matters to a Vote of Security Holders                11

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      12

 6.  Selected Financial Data                                            13

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      14

7A.  Quantitative and Qualitative Disclosures About Market Risk         20

 8.  Financial Statements and Supplementary Data                        21

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             37

9A.  Controls and Procedures                                            37

                                 Part III

10.  Directors and Executive Officers of the Registrant                 38

11.  Executive Compensation                                             40

12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters                         40

13.  Certain Relationships and Related Transactions                     41

14.  Principal Accountant Fees and Services                             41

                                 Part IV

15.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                                        42

     Signatures                                                         46

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  81  individuals,  together  with   certain
independent consultants used on an "as-needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, Chairman, Director, President and Chief Executive Officer of the Managing General Partner, was also a general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. The Partnership has no employees.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3 to the Partnership's financial statements).

Introductory Note - Depletion Method
During 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4 to the Partnership's financial statements. This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Texas, Illinois and Oklahoma. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                      Oil           Gas
                     -----         -----
       2003           33%           67%
       2002           48%           52%
       2001           32%           68%

As the table indicates, the Partnership's revenue for 2003 is more heavily from gas production with about one-third from oil production, the Partnership revenues will be highly dependent upon the future prices and demands for oil and gas.

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 2003: Duke Energy Field Services LP for 54% and Plains Marketing LP for 15%. Contracts for 2003 with these major purchasers cover time periods ranging from month to month contracts up to five-year contract periods. Prices received from these major purchasers ranged from $4.73 per mcf and $29.13 per Bbl. Two purchasers accounted for 59% of the Partnership's total oil and gas production during 2002: Duke Energy Field Service LP for 42% and Plains Marketing LP for 17%. Contracts for 2002 with these major purchasers cover time periods ranging from month to month contracts up to five-year contract periods. Prices received from these major purchasers ranged from $2.64 per mcf and $22.88 per Bbl. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services LP for 55% and Plains Marketing LP for 13%. Contracts for 2001 with these major purchasers cover time periods ranging from month to month contracts up to five-year contract periods. Prices received from these major purchasers ranged from $4.34 per mcf and $26.14 per Bbl. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2003, there were 81 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2003, the Partnership possessed an interest in oil and gas properties located in Clinton and Marion Counties of Illinois; Alfalfa, Ellis, Garvin, Haskell, Latimer, Leflore, Logan, McClain, Noble, Seminole and Woods Counties of Oklahoma; Brazos, Burleson, Fayette, Lee, Nolan, Pecos, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 124 wells and units.

The Partnership, through farm-out arrangements, had two new wells come on-line during 2003. Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells except through farm-out arrangements, or additional acquisitions of producing properties, there were not any significant changes in properties during 2002 and 2001.

During 2003, two leases were sold for approximately $300. There were no leases sold during 2002 and 2001.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                            Date
                          Purchased     No. of         Proved Reserves*
           Name and          and         Wells         Oil           Gas
           Location       Interest                   (bbls)         (mcf)
        ---------------   ---------     ------      ---------      -------
          -----------      -------        --          ----          ------
        Mobil   Amacker    7/87 at        25         69,000        4,794,0
        Tippet               23%                                      00
        Upton   County,    to 100%        11         32,000        3,576,0
        Texas                net                       (1)          00(1)
                           profits
                          interests


(1)Amounts represent proved developed reserves from currently producing zones.

*Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

Oil  price  adjustments were made in the individual evaluations to  reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004 are an average price of $31.26 per barrel.

Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004 are an average price of $5.31 per Mcf.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2003.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                 Part II


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners.

                   Issuer Purchases of Equity Securities

                                                   Maximum
                                       Total     Number (or
                                      Number
                                     of Units    Approximat
                                                      e
                                     Purchased    Value) of
                                        as          Units
                                      Part of     that May
                                     Publicly      Yet Be
               Total                 Announced    Purchased
              Number
             of Units     Average    Plans or     Under the
                           Price                    Plans
Period(1)    Purchased   Paid Per    Programs        or
                           Unit                   Programs
October 1-
   31,
   2003          9      $  173.44        -           N/A
November 1-
   30,
   2003          -             -         -           N/A
December 1-
   31,
   2003          -             -         -           N/A
  TOTALS         9      $  173.44

(1) In April and July 2003, the Managing General Partner purchased a total of 49 limited partner units from limited partners at an average base price of $182.19 per unit. As of December 31, 2002, no limited partner units were purchased by the Managing General Partner. In 2001, 2,009.5 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $562.21 per unit. These repurchases were part of the obligations under the partnership agreement.

Number of Limited Partner Interest Holders
As of December 31, 2003 there were 667 holders of limited partner units in the Partnership.

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

During 2003, distributions were made totaling $750,091, with $675,082 distributed to the limited partners and $75,009 to the general partner. For the year ended December 31, 2003, distributions of $33.75 per limited partner unit were made, based upon 20,000 limited partner units outstanding. There were no distributions due to a decrease in revenues as a result of a decline in production and gas prices for the year ended December 31, 2002. During 2001, distributions were made totaling $1,127,395, with $1,014,895 distributed to the limited partners and $112,500 to the general partners. For the year ended December 31, 2001, distributions of $50.74 per limited partner unit were made, based upon 20,000 limited partner units outstanding.

Item 6.  Selected Financial Data

The following selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 should be read in conjunction with the financial statements included in Item 8:

                                   Years ended December 31,
                        2003       2002       2001      2000       1999
                       ------     ------     ------    ------     ------
Revenues            $ 1,237,71    104,701   964,152    1,435,6    830,452
                      9                                64

Net  income (loss)
before
        cumulative
effects of
        accounting    904,659     (171,77   571,669    1,215,5    523,863
changes                           5)                   73

Net income (loss)     1,021,29    358,225   571,669    1,215,5    523,863
                      6                                73

Partners' share
   of  net  income
(loss):

General partners      102,130     35,822    57,167     121,557    52,386

Limited partners      919,166     322,403   514,502    1,094,0    471,477
                                                       16

Limited partners'
 net income (loss)
per unit
 before cumulative    40.71       (7.73)    25.73      54.70      23.57
effect

Limited partners'
 net income (loss)    45.96       16.12     25.73      54.70      23.57
per unit

Limited partners'
              cash
distributions
 per unit             33.75       -         50.74      52.88      21.38

Total assets        $ 2,828,41    2,047,1   1,688,4    2,242,9    2,202,0
                      2           63        19         02         52

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to decline in later years based on these factors.

Based on current conditions, development drilling and workovers will be performed during the years 2004 and 2005 to enhance production. The partnership may have an increase in production volumes for the year 2004 and 2005, but thereafter, the partnership will most likely continue to experience the historical production decline, which has approximated 10% per year. Accordingly, if commodity prices remain unchanged, the
Partnership expects future earnings to decline due to anticipated production declines.

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

Results of Operations

A.  General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                                           Percenta
                                                              ge
                                 Year Ended December       Increase
                                         31,
                                   2003        2002        (Decreas
                                                              e)
                                  ------      ------       --------
                                                             ----
      Average price per       $   29.69       24.59        21%
      barrel of oil
      Average price per mcf   $    4.84        2.95        64%
      of gas
      Oil production in         21,800       26,000        (16%)
      barrels
      Gas production in mcf     275,100      235,000       17%
      Income from net         $ 1,227,589    103,085       1,091%
      profits interests
      Partnership             $ 750,091      -             100%
      distributions
      Limited partner         $ 675,082      -             100%
      distributions
      Per unit distribution   $   33.75      -             100%
      to limited partners

      Number of limited         20,000       20,000
      partner units

Revenues

The Partnership's income from net profits interests increased to $1,227,589 from $103,085 for the years ended December 31, 2003 and 2002, respectively, an increase of 1,091%. The principal factors affecting the comparison of the years ended December 31, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 21%, or $5.10 per barrel, resulting in an increase of approximately $111,200 in income from net profits interests. Oil sales represented 33% of total oil and gas sales during the year ended December 31, 2003 as compared to 48% during the year ended December 31, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 64%, or $1.89 per mcf, resulting in an increase of approximately $519,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $631,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 16% during the year ended December 31, 2003 as compared to the year ended December 31, 2002, resulting in a decrease of approximately $103,300 in income from net profits interests.

    Gas production increased approximately 40,100 mcf or 17% during the same period, resulting in an increase of approximately $118,300 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $15,000. The primary factor contributing to the reduction in oil volumes was a correction in 2003 of oil sales volumes incorrectly recorded on a lease in 2001 and 2002. The increase in gas volumes is from two new wells drilled in 2003 through farm-out arrangements.

3. Other income in the amount of $8,952 for 2003 primarily represents litigation settlement income from a class action lawsuit, where two purchasers were underpaying for certain types of oil in certain locations for the time periods of 1988-1998.

4. Lease operating costs and production taxes were 39% lower, or approximately $476,000 less during the year ended December 31, 2003 as compared to the year ended December 31, 2002. Two wells had significant well work performed in 2002 resulting in high workovers and intangible drilling cost, partially offset by an increase in production taxes due to an increase in 2003 oil prices.

Costs and Expenses

Total costs and expenses increased to $333,060 from $276,476 for the years ended December 31, 2003 and 2002, respectively, an increase of 20%. The increase is primarily the result of the addition of accretion expense, higher general and administrative costs, and an increase in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $12,600 during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

2. Depletion expense increased to $130,000 for the year ended December 31, 2003 from $125,000 for the same period in 2002. This represents an increase of 4%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the year ended December 31, 2003, which was $1.92 applied to 67,650 BOE as compared to $1.92 applied to 65,167 BOE for the same period in 2002.

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $513,400. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $39,008 plus additional wells added for $422 offset by decrease of $25,857 due to the sale of properties. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $499,827, $463,040 and $428,960, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

Results of Operations

B.  General Comparison of the Years Ended December 31, 2002 and 2001

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

2. Depletion expense decreased to $125,000 for the year ended December 31, 2002 from $240,000 for the same period in 2001. This represents a decrease of 48%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase 2002 depletion expense by $34,000 and increase 2002 net income by $496,000. See Note 4 of the notes to the Partnership's financial statements.

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 2003, 2002 and 2001 was $1,021,296, $358,225 and $571,669, respectively. Partnership distributions for the years ended December 31, 2003, 2002 and 2001 were $750,091, $0 and $1,127,395, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2003, 2002 and 2001.

The  sources  for  the  2003 distributions of $750,091  were  oil  and  gas operations of approximately $970,200 and the change in oil and gas properties of approximately $300, resulting in excess cash for contingencies or subsequent distributions. There were no distributions for 2002. The sources for the 2001 distributions of $1,127,395 were oil and gas operations of approximately $1,095,000, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2003 were $750,091 of which $675,082 was distributed to the limited partners and $75,009 to the general partner. The per unit distribution to limited partners during the same period was $33.75. There were no distributions due to a decrease in revenues as a result of a decline in production and gas prices for the year ended December 31, 2002. Total distributions during the year ended December 31, 2001 were $1,127,395 of which $1,014,895 was distributed to the limited partners and $112,500 to the general partners. The per unit distribution to limited partners during the same period was $50.74.

Cumulative cash distributions of $18,203,945 have been made to the general and limited partners as of December 31, 2003. As of December 31, 2003, $16,399,259 or $819.96 per limited partner unit has been distributed to the limited partners, representing a 100% return of capital and a 64% return on capital contributed.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash  flows  provided by (used in) operating activities were  approximately
$970,200   in  2003  compared  to  $(114,800)  in  2002  and  approximately
$1,094,700 in 2001.

Cash flows provided by investing activities were approximately $300 in 2003. There were no cash flows provided by investing activities during 2002 and 2001. The principal source of the 2003 cash flow from investing activities was the sales of oil and gas properties.

Cash flows (used in) provided by financing activities were approximately $(753,600) in 2003 compared to $500 in 2002 and approximately $(1,126,200)
in  2001.   The  only use in financing activities was the distributions  to partners.

As of December 31, 2003, the Partnership had approximately $424,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Liquidity - Managing General Partner
As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit
Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

Recent Accounting Pronouncements
The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors' Report                                            22

Balance Sheets                                                          23

Statements of Operations                                                24

Statement of Changes in Partners' Equity                                25

Statements of Cash Flows                                                26

Notes to Financial Statements                                           27

                       INDEPENDENT AUDITORS' REPORT

The Partners
Southwest Royalties, Inc. Income Fund VI
(A Tennessee Limited Partnership):


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund VI (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund VI as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2003 in conformity with generally accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.







                                                  KPMG LLP



Midland, Texas
March 19, 2004, except as to Note 9, which is as of May 3, 2004

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2003 and 2002


                                           2003      2002
                                          ------    ------
Assets
---------
Current assets:
 Cash and cash equivalents            $  234,954   18,015
  Receivable  from  Managing  General    189,477   86,014
Partner
 Oklahoma withholding prepayment         124       -
                                         --------  --------
                                         -----     -----
   Total current assets                  424,555   104,029
                                         --------  --------
                                         -----     -----
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,547,31  8,424,13
                                         7         4
  Less accumulated depreciation,
   depletion and amortization            6,143,46  6,481,00
                                         0         0
                                         --------  --------
                                         -----     -----
   Net oil and gas properties            2,403,85  1,943,13
                                         7         4
                                         --------  --------
                                         -----     -----
                                      $  2,828,41  2,047,16
                                         2         3
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---

Current   liability  -   distribution $  -         3,356
payable
                                         --------  --------
                                         -----     -----

Asset retirement obligation              513,400   -
                                         --------  --------
                                         -----     -----

Partners' equity:
 General partner                         (622,829  (649,950
                                         )         )
 Limited partners                        2,937,84  2,693,75
                                         1         7
                                         --------  --------
                                         -----     -----
   Total partners' equity                2,315,01  2,043,80
                                         2         7
                                         --------  --------
                                         -----     -----
                                      $  2,828,41  2,047,16
                                         2         3
                                         =======   =======









                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2003, 2002 and 2001

                                     2003      2002      2001
                                    ------    ------    ------
Revenues
-------------
   Income   from  net   profits $  1,227,58  103,085   955,342
interests                          9
 Interest                          1,178     1,137     8,810
 Other                             8,952     479       -
                                   --------  --------  --------
                                   -----     ---       ---
                                   1,237,71  104,701   964,152
                                   9
                                   --------  --------  --------
                                   -----     ---       ---
Expenses
-------------
 General and administrative        164,052   151,476   152,483
  Accretion of asset retirement    39,008    -         -
obligation
  Depreciation,  depletion  and    130,000   125,000   240,000
amortization
                                   --------  --------  --------
                                   -----     ---       ---
                                   333,060   276,476   392,483
                                   --------  --------  --------
                                   -----     ---       ---
Net    income   (loss)   before
cumulative effects
 of accounting changes             904,659   (171,775  571,669
                                             )

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See    116,637   -         -
Note 3
Cumulative effect of change  in
accounting principle
 - change in depletion method -    -         530,000   -
See Note 4
                                   --------  --------  --------
                                   -----     ---       ---
Net income                      $  1,021,29  358,225   571,669
                                   6
                                   =======   ======    ======
Net income allocated to:

 Managing General Partner       $  102,130   35,822    51,450
                                   =======   ======    ======
 General partner                $  -         -         5,717
                                   =======   ======    ======
 Limited partners               $  919,166   322,403   514,502
                                   =======   ======    ======
    Per  limited  partner  unit $    40.71    (7.73)     25.73
before cumulative effect
     Cumulative   effects   per       5.25    23.85    -
limited partner unit
                                   --------  --------  --------
                                   -----     ---       ---
  Per limited partner unit      $    45.96    16.12      25.73
                                   =======   ======    ======
Pro   forma  amounts   assuming
changes are applied
  retroactively (See Note 3 and
4 for details):
  Net  income before cumulative $  -         (208,562  592,589
effects                                      )
                                   ======     ======   ======
    Per  limited  partner  unit $       -     (9.39)    26.67
(20,000.0 units)
                                   ======     ======   ======




                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2003, 2002 and 2001


                           General   Limited
                           Partner   Partners   Total
                           --------  --------  --------
                             ---      -----

Balance   at  December  $  (630,439  2,871,74  2,241,30
31, 2000                   )         7         8

 Net income                57,167    514,502   571,669

 Distributions             (112,500  (1,014,8  (1,127,3
                           )         95)       95)
                           --------  --------  --------
                           -----     -----     -----
Balance   at  December     (685,772  2,371,35  1,685,58
31, 2001                   )         4         2

 Net income                35,822    322,403   358,225

 Distributions             -         -         -
                           --------  --------  --------
                           -----     -----     -----
Balance   at  December     (649,950  2,693,75  2,043,80
31, 2002                   )         7         7

 Net income                102,130   919,166   1,021,29
                                               6

 Distributions             (75,009)  (675,082  (750,091
                                     )         )
                           --------  --------  --------
                           -----     -----     -----
Balance   at  December  $  (622,829  2,937,84  2,315,01
31, 2003                   )         1         2
                           =======   =======   =======






















                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2003, 2002 and 2001

                                      2003      2002      2001
                                     ------    ------    ------
Cash   flows   from   operating
activities:
 Cash received from net profits  $  1,121,73  34,721    1,237,44
interests                           5                   0
  Cash paid to Managing General
Partner
   for administrative fees  and
general
  and administrative overhead       (161,661  (151,123  (151,578
                                    )         )         )
 Interest received                  1,178     1,137     8,810
 Miscellaneous settlement           8,952     479       -
                                    --------  --------  --------
                                    ------    -----     ------
   Net  cash provided by  (used     970,204   (114,786  1,094,67
in) operating activities                      )         2
                                    --------  --------  --------
                                    ------    -----     ------
Cash   provided  by   investing
activities:
 Sale of oil and gas properties     306       -         -
                                    --------  --------  --------
                                    ------    -----     ------
Cash  (used  in)  provided   by
financing activities:
 Distributions to partners          (753,571  519       (1,126,1
                                    )                   52)
                                    --------  --------  --------
                                    ------    -----     ------
  Net  increase  (decrease)  in     216,939   (114,267  (31,480)
cash and cash equivalents                     )

 Beginning of year                  18,015    132,282   163,762
                                    --------  --------  --------
                                    ------    -----     ------
 End of year                     $  234,954   18,015    132,282
                                    ========  =======   ========
Reconciliation of net income to
net
  cash  provided by  (used  in)
operating activities:

Net income                       $  1,021,29  358,225   571,669
                                    6

Adjustments  to  reconcile  net
income to
 net cash provided by (used in)
operating activities:

  Depreciation,  depletion  and     130,000   125,000   240,000
amortization
  Accretion of asset retirement     39,008    -         -
obligation
 Cumulative effect of change in     (116,637  (530,000  -
accounting principle                )         )
    (Increase)   decrease    in     (105,854  (68,364)  282,098
receivables                         )
 Increase in payables               2,391     353       905
                                    --------  --------  --------
                                    ------    -----     ------
Net  cash provided by (used in)  $  970,204   (114,786  1,094,67
operating activities                          )         2
                                    ========  =======   ========
Noncash investing and financing
activities:
 Increase in oil and properties
- Adoption
  of SFAS No. 143                $  616,464   -         -
                                    ========  =======   ========
 Increase in oil and gas
properties - SFAS No. 143
  additional wells from farm-    $  422       -         -
out arrangements
                                    ========  =======   ========
 Decrease in oil and gas
properties - SFAS No. 143
  sale of property               $  (25,857)  -         -
                                    ========  =======   ========
                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.  Organization
          Southwest Royalties, Inc. Income Fund VI was organized under the laws of the state of Tennessee on December 4, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, was the individual general partner. Effective December 31, 2001, Mr. Wommack sold his general partner interest to the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

    Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. In applying the units-of-revenue method for the year ended December 31, 2001, we have not excluded royalty and net profit interest payments from gross revenues as all of our royalty and net profit interests have been purchased and capitalized to the depletion basis of our proved oil and gas properties. As of December 31, 2003, 2002 and 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.  Summary of Significant Accounting Policies - continued

    Oil and Gas Properties - continued
   The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2003, there were no timing differences, which resulted in a deficit net profit interest.

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

    Gas Balancing
    The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2003 and 2002, the Partnership was under produced by 4,075 and 6,237 mcf of gas.

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

    In   accordance  with  the  requirements  of  Statement  of   Financial
    Accounting Standards No. 109, "Accounting for Income Taxes", the Partnership's tax basis in its net oil and gas properties at December 31, 2003 and 2002 is $1,996,474 and $1,460,128, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

    Cash and Cash Equivalents
    For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

    Number of Limited Partner Units
    As of December 31, 2003, 2002 and 2001, there were 20,000 limited partner units outstanding held by 667, 669 and 669 partners.

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

    Recent Accounting Pronouncements
   The  EITF is considering two issues related to the reporting of oil  and gas  mineral  rights.  Issue  No.  03-O,  "Whether  Mineral  Rights  Are
   Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the financial statements. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

   Depletion Policy
   In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.  Cumulative effect of change in accounting principle - SFAS No. 143
    On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $513,400. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $39,008 plus additional wells added for $422 offset by decrease of $25,857 due to the sale of properties. The pro forma amounts of the asset retirement obligation as of December 31, 2002, 2001 and 2000, were approximately $499,827, $463,040 and $428,960, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

                                     2002      2001
                                    ------    ------
Pro   forma  amounts   assuming
change is applied
 retroactively:
  Net  income before cumulative
effect
    for   change  in  depletion $  (208,562  537,589
method                             )
                                    ======   ======
    Per  limited  partner  unit $   (9.39)    24.19
(20,000.0 units)
                                    ======   ======
 Net income                     $  321,438   537,589
                                    ======   ======
    Per  limited  partner  unit $    14.46    24.19
(20,000.0 units)
                                    ======   ======

4. Cumulative effect of a change in accounting principle - change in depletion method
    In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-
    production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $530,000 effective as of January 1, 2002. The Partnership's depletion for the years ended 2003 and 2002 has been calculated using the units-of-production method and 2001 has not been restated. The pro forma amounts for 2001, which are presented below, reflect the effect of retroactive application of the units-of-production method. See Note 11 for the effects of the change in depletion method on the individual quarters of 2002.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

4. Cumulative effect of a change in accounting principle - change in depletion method - continued

                                     2001

                                    ------
Pro   forma  amounts   assuming
change is applied
 retroactively:
 Net income                     $  626,669
                                   ======
    Per  limited  partner  unit $   28.20
(20,000.0 units)
                                   ======

5. Liquidity - Managing General Partner
    As of December 31, 2003, the Managing General Partner is in violation of several covenants pertaining to their Amended and Restated Revolving Credit Agreement due June 1, 2006 and their Senior Second Lien Secured Credit Agreement due October 15, 2008. Due to the covenant violations, the Managing General Partner is in default under their Amended and Restated Revolving Credit Agreement and the Senior Second Lien Secured Credit Agreement, and all amounts due under these agreements have been classified as a current liability on the Managing General Partner's balance sheet at December 31, 2003. The significant working capital deficit and debt being in default at December 31, 2003, raise substantial doubt about the Managing General Partner's ability to continue as a going concern.

    Subsequent to December 31, 2003, the Board of Directors of the Managing General Partner announced its decision to explore a merger, sale of the stock or other transaction involving the Managing General Partner. The Board has formed a Special Committee of independent directors to oversee the sales process. The Special Committee has retained independent financial and legal advisors to work closely with the management of the Managing General Partner to implement the sales process. There can be no assurance that a sale of the Managing General Partner will be consummated or what terms, if consummated, the sale will be on.

6.  Commitments and Contingent Liabilities
    After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners.

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

    As of December 31, 2003, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

7.  Related Party Transactions
    A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $83,000, $98,600 and $105,000, for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts for administrative overhead attributable to operating the partnerships properties has been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

    Southwest Royalties, Inc., the Managing General Partner, was paid $144,000 during 2003, 2002 and 2001, as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

    Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $189,500 and $86,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2003 and 2002, respectively.

8.  Major Customers
    No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 69% of the Partnership's total oil and gas production during 2003: Duke Energy Field Services LP for 54% and Plains Marketing LP for 15%. Two purchasers accounted for 59% of the
    Partnership's total oil and gas production during 2002: Duke Energy Field Service LP for 42% and Plains Marketing LP for 17%. Two purchasers accounted for 68% of the Partnership's total oil and gas production during 2001: Duke Energy Field Services LP for 55% and Plains Marketing LP for 13%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

9.  Subsequent Event
    Subsequent to December 31, 2003, the Managing General Partner announced that its Board of Directors had decided to explore a merger or sale of the stock of the Company. The Board formed a Special Committee of independent directors to oversee the sale process. The Special Committee retained independent financial and legal advisors to work closely with management to implement the sale process.

    On May 3, 2004, the Managing General Partner entered into a cash merger agreement to sell all of its stock to Clayton Williams Energy, Inc. The cash merger price is being negotiated, but is expected to be approximately $45 per share. The transaction, which is subject to approval by the Managing General Partner's shareholders, is expected to close no later than May 21, 2004.

10. Estimated Oil and Gas Reserves (unaudited)
    The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                ----     -----
Total Proved -

January 1, 2001               388,000   5,622,00
                                        0

      Revisions of  previous  (221,000  114,000
estimates                     )
     Production               (29,000)  (368,000
                                        )
                              --------  --------
                              ----      ------
December 31, 2001             138,000   5,368,00
                                        0

      Revisions of  previous  86,000    (725,000
estimates                               )
     Production               (26,000)  (235,000
                                        )
                              --------  --------
                              ----      ------
December 31, 2002             198,000   4,408,00
                                        0

      Sales  of reserves  in  (3,000)   (13,000)
place
      Revisions of  previous  12,000    1,129,00
estimates                               0
     Production               (22,000)  (275,000
                                        )
                              --------  --------
                              ----      ------
December 31, 2003             185,000   5,249,00
                                        0
                              =======   ========
Proved developed reserves -
December 31, 2001             98,000    5,017,00
                                        0
                              =======   ========
December 31, 2002             161,000   4,067,00
                                        0
                              =======   ========
December 31, 2003             138,000   4,018,00
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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

10. Estimated Oil and Gas Reserves (unaudited) - continued

    *Ryder Scott Company, L.P. prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2004. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

   Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $31.26, $29.47 and $18.50 per barrel.

    Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of January 1, 2004, 2003 and 2002 are an average price of $5.31, $4.36 and $2.14 per Mcf.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

10. Estimated Oil & Gas Reserves (unaudited) - continued
    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003, 2002 and 2001 is presented below:

                            2003      2002      2001
                           ------    ------    ------
Future cash inflows    $  33,658,0  25,032,0  14,068,0
                          00        00        00
Production,
development
    and   abandonment     8,608,00  7,063,00  4,299,00
costs                     0         0         0
                          --------  --------  --------
                          ------    ------    ------
Future net cash flows     25,050,0  17,969,0  9,769,00
                          00        00        0
10%  annual  discount
for
  estimated timing of
cash
 flows                    13,629,0  9,795,00  5,238,00
                          00        0         0
                          --------  --------  --------
                          ------    ------    -----
Standardized  measure
of
   discounted  future
net cash
 flows                 $  11,421,0  8,174,00  4,531,00
                          00        0         0
                          ========  ========  ========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 are as follows:

                            2003      2002      2001
                            ----      ----      ----
Sales of oil and  gas
produced,
  net  of  production  $  (1,228,0  (103,000  (955,000
costs                     00)       )         )
Changes in prices and
production
 costs                    1,679,00  4,041,00  (16,948,
                          0         0         000)
Changes  in estimated
future
 development cost         -         23,000    -
Changes of production
rates
 (timing) and others      (151,000  (466,000  (1,136,0
                          )         )         00)
Sales of minerals  in     (18,000)  -         -
place
Revisions of previous
 quantities estimates     2,148,00  (305,000  (891,000
                          0         )         )
Accretion of discount     817,000   453,000   2,224,00
                                              0
Discounted future net
cash flows -
 Beginning of year        8,174,00  4,531,00  22,237,0
                          0         0         00
                          --------  --------  --------
                          ------    ----      ------
 End of year           $  11,421,0  8,174,00  4,531,00
                          00        0         0
                          ========  =======   ========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

11.  Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2003:
 Total revenues             $ 297,298   331,781   292,700   315,940
 Total expenses               75,474    97,421    87,119    73,046
  Net income (loss) before
cumulative effect
     of   a   change    in    221,824   234,360   205,581   242,894
accounting principle
 Cumulative effect of SFAS    116,637   -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income (loss)          $ 338,461   234,360   205,581   242,894
                              =======   =======   =======   =======
Per  limited partner  unit
amounts:
  Net income (loss) before
cumulative effect
     of   a   change    in  $   9.98
accounting principle                    10.55     9.25      10.93
 Cumulative effect of SFAS      5.25         -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income (loss)          $  15.23
                                        10.55     9.25      10.93
                              =======   =======   =======   =======

     As discussed in Note 4, in 2002 the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The 2002 quarterly financial results presented below reflect the change in depletion method effective as of January 1, 2002.

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2002:
 Total revenues             $ 18,154    (6,263)   3,752     89,058
 Total expenses               73,126    74,966    62,469    65,915
                              --------  --------  --------  --------
                              ----      ----      ----      ----
   Income  (loss)   before
cumulative effect of
   a  change in accounting    (54,972)  (81,229)  (58,717)  23,143
principle
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion    530,000   -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income (loss)          $ 475,028   (81,229)  (58,717)  23,143
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
   Income  (loss)   before
cumulative effect of a
    change  in  accounting  $ (2.48)
principle                               (3.66)    (2.64)    1.05
   Cumulative  effect   on
prior years (to
   December 31,  2001)  of
changing to a
     different   depletion     23.85         -         -         -
method
                              --------  --------  --------  --------
                              ----      ----      ----      ----
Net income (loss)           $  21.37
                                        (3.66)    (2.64)    1.05
                              =======   =======   =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures
As of the year ended December 31, 2003, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

         Name               Age               Position
-----------------------     ---     -----------------------------
----------------------      --      -----------------------------
H. H. Wommack, III          48      Chairman   of   the    Board,
                                    President, Director
                                    and Chief Executive Officer
James N. Chapman(1)         41      Director
William P. Nicoletti(2)     58      Director
Joseph J. Radecki,  Jr.     45      Director
(2)
Richard D. Rinehart(1)      68      Director
John M. White(2)            48      Director
Herbert  C. Williamson,     55      Director
III(1)
Bill E. Coggin              49      Executive Vice President  and
                                    Chief Financial Officer
J. Steven Person            45      Vice President, Marketing

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

James N. Chapman has served as director since April 19, 2002. Mr. Chapman is associated with Regiment Capital Advisors, LLC, which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. Mr. Chapman serves as a member of the board of directors of Anchor Glass Container Corporation, Davel Communications, Inc., Coinmach Corporation, as well as a number of private companies.

William P. Nicoletti has served as a director since April 19, 2002. Mr. Nicoletti is Managing Director of Nicoletti & Company Inc., an investment banking and financial advisory firm he founded in 1991. He was previously a senior officer and head of the Energy Investment Banking Groups of E. F. Hutton & Company Inc. and Paine Webber, Incorporated. From March 1998 until June 1990 he was a managing director and co-head of Energy Investment Banking at McDonald Investments Inc. Mr. Nicoletti is a director and Chairman of the Audit Committee of Star Gas Partners, L.P., the nation's largest retail distributor of home heating oil and a major retail distributor of propane gas. He is also a director of MarkWest Energy Partners, L.P., a business engaged in the gathering and processing of natural gas and the fractionation and storage of natural gas liquids, and Russell-Stanley Holdings, Inc., a manufacturer and marketer of steel and plastic industrial containers. Mr. Nicoletti is a graduate of Seton Hall University and received an MBA degree from Columbia University Graduate School of Business.

Joseph J. Radecki, Jr. has served as a director since April 19, 2002. Mr. Radecki is currently a Managing Director in the Leveraged Finance Group of CIBC World Markets where he is principally responsible for the firm's financial restructuring and distressed situation advisory practice. Prior to joining CIBC World Markets in 1998, Mr. Radecki was an Executive Vice President and Director of the Financial Restructuring Group of Jefferies & Company, Inc. beginning in 1990. From 1983 until 1990, Mr. Radecki was First Vice President in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. Over the past fourteen years, Mr. Radecki has been integrally involved in over 120 transactions totaling nearly $50 billion in recapitalized securities. Mr. Radecki currently serves as a Director of RBX Corporation, a manufacturer of rubber and plastic foam and other polymer products. He previously served as a Director of Wherehouse Entertainment, Inc., a music and video specialty retailer, as Chairman of the Board of American Rice, Inc., an international rice miller and marketer, as a member of the Board of Directors of Service America
Corporation, a national food service management firm, Bucyrus International, Inc., a mining equipment manufacturer, and ECO-Net, a non-profit engineering related network firm. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a B.A. in Government.

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

John White has served as a director since April 19, 2002. Mr. White became an equity analyst for Harris Nesbitt Gerard following the acquisition by BMO Financial Group in 2003. He had joined BMO Nesbitt Burns in 1998, responsible for high yield research on oil, gas and energy companies.
Previously, Mr. White worked at John S. Herold, Inc., an independent oil and gas research and consulting firm, where he was responsible for fixed income research on the oil and gas industry. His prior experience also included four years managing a portfolio of oil and gas loans for The Bank of Nova Scotia. Before entering financial services, Mr. White was with BP, where he worked in exploration and production for seven years. At BP, his experience was primarily in the basins of the Mid-Continent and Rocky Mountain regions. Mr. White is a graduate of The University of Oklahoma.

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

Key Employees

Jon P. Tate, age 46, has served as Vice President, Land and Assistant Secretary of the Managing General Partner since 1989. From 1981 to 1989, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as land manager. Mr. Tate is a member of the Permian Basin Landman's Association.

R. Douglas Keathley, age 48, has served as Vice President, Operations of the Managing General Partner since 1992. Before joining us, Mr. Keathley worked as a senior drilling engineer for ARCO Oil and Gas Company and in similar capacities for Reading & Bates Petroleum Co. and Tenneco Oil Co.

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

Code of Ethics

Neither the Partnership nor the Managing General Partner has adopted a code of ethics for employees, or any principal executive officers, principal financial officers, principal accounting officers or the Board of Directors of the Managing General Partner. The Board of the Managing General Partner believes that the Partnership's existing internal control procedures and current business practices are adequate to promote ethical conduct and to deter wrongdoing on the part of these executives. The Managing General Partner of the Partnership intends to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee

The current members of the Audit Committee of the Managing General Partner are William P. Nicoletti, John M. White and Joseph J. Radecki, Jr. The Board of Directors of the Managing General Partner has determined that Mr. Nicoletti, the Chairman of the Audit Committee, meets the definition of an "audit committee financial expert" under Item 401(h)(2) of Regulation S-K and has also determined that all of the members of the Audit Committee, including Mr. Nicoletti, meet the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $144,000 during 2003, 2002 and 2001 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a ten percent interest as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 7,131.5 limited partner units, a 32.1% limited partner interest. The Managing General Partners total percentage interest ownership in the Partnership is 42.1%.

No officer or director of the Managing General Partner directly owns units in the Partnership. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all limited partner units beneficially owned. We are presenting ownership information as of December 31, 2003. A list of beneficial owners of limited partner units, known to the Managing General Partner, is as follows:

                                                 Amount and
                                                 Nature of      Percen
                                                                  t
                        Name and Address of      Beneficial       of
  Title of Class         Beneficial Owner        Ownership      Class
-------------------    ---------------------     ----------     ------
-------------------    ---------------------     ----------     ------
-                                                   ---           -
Limited Partnership    Southwest  Royalties,     Directly       32.1%
Interest               Inc.                      Owns
                       Managing      General     7,131.5
                       Partner                   Units
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701

Limited Partnership    H. H. Wommack, III        Indirectly     32.1%
Interest                                         Owns
                       Chairman    of    the     7,131.5
                       Board,                    Units
                       President, and CEO
                       of          Southwest
                       Royalties, Inc.,
                       the  Managing General
                       Partner
                       407   N.  Big  Spring
                       Street
                       Midland, TX 79701


There are no arrangements known to the Managing General Partner, which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In   2003,   the   Managing  General  Partner  received  $144,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $83,000 for administrative overhead attributable to operating such properties during 2003.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG, LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by KPMG during those periods.

     For  the  Year Ended  December    2003
     31,                                       2002

     Audit Fees                      $         $
                                     8,565     4,763
     Audit Related Fees                   -
                                               -
     Tax Fees                             -
                                               -
     All Other Fees                       -
                                               -

         TOTAL                       $         $
                                     8,565     4,763

The Audit Committee of the Managing General Partner reviewed and approved, in advance, all audit and non-audit services provided by KPMG, LLP.

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

                                              (ll) Thirty Seventh Amendment
                          to Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI, dated as of February 20, 2003.

          31.1 Rule 13a-14(a)/15d-14(a) Certification
          31.2 Rule 13a-14(a)/15d-14(a) Certification
           32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act  of
2002
           32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
              adopted Pursuant to Section 906 of the Sarbanes-Oxley Act  of
2002
          99.3 Limited Partners as of February 20, 2003

               (b)    Reports on Form 8-K
                      There  were no reports filed on Form 8-K  during  the
               quarter ended December 31, 2003.

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


                          Date:  May 12, 2004

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

Date:     May 12, 2004                       Date:     May 12, 2004


/s/ William P. Nicoletti                     /s/ James N. Chapman
---------------------------                  ------------------------
--------------------                         -----------------------
William    P.    Nicoletti,                  James     N.    Chapman,
Director                                     Director

Date:     May 10, 2004                       Date:     May 12, 2004


/s/ Richard D. Rinehart                      /s/  Joseph J.  Radecki,
                                             Jr.
---------------------------                  ------------------------
--------------------                         -----------------------
Richard     D.    Rinehart,                  Joseph J. Radecki,  Jr.,
Director                                     Director

Date:     May 12, 2004                       Date:     May 12, 2004


/s/  Herbert C. Williamson,
III
---------------------------                  ------------------------
--------------------                         -----------------------
Herbert C. Williamson, III,                  John M. White, Director
Director

Date:     May 11, 2004                       Date:

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


Date:  May 12, 2004                /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  May 12, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Royalties, Inc. Income Fund VI, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




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

                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Annual Report of Southwest Royalties, Inc. Income Fund VI, L.P. (the "Company") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  May 12, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI

This Instrument Prepared By:
J. Porter Durham, Jr.
Baker, Donelson, Bearman & Caldwell
1800 Republic Centre
633 Chestnut Street
Chattanooga, Tennessee 37450-1800

         THIRTY-SEVENTH AMENDMENT TO CERTIFICATE AND AGREEMENT OF
             LIMITED PARTNERSHIP OF SOUTHWEST ROYALTIES, INC.
             INCOME FUND VI, A TENNESSEE LIMITED PARTNERSHIP

Pursuant to the Tennessee Revised Uniform Limited Partnership Act, 62-2-1204 of the Tennessee Code Annotated, and the provisions of the Tennessee Uniform Limited Partnership Act, being formerly 61-2-101, et seq. of the Tennessee Code Annotated, this Thirty-Seventh Amendment (the "Amendment") to the Certificate and Agreement of Limited Partnership of Southwest Royalties, Inc. Income Fund VI is executed to be effective as of the 20th day of February, 2003, by and between H. H. WOMMACK, III, an individual ("General Partner"), SOUTHWEST ROYALTIES, INC. ("Managing General Partner") (the Managing General Partner and the General Partner, are hereinafter collectively referred to as "General Partners"), and the General Partners as attorney-in-fact for those persons and entities listed on Schedule 1 attached to this Amendment, whether existing or additional limited partners (collectively the "Limited Partners") and as attorney-in-fact for the Withdrawing Limited Partners, as defined hereinafter.

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

Witness my hand and seal at office, on this the 26th day of February, 2003.

                    /s/ B. Ross
                    -----------------------------------
                    Notary Public

My commission expires:
08/30/03

                        AMENDMENTS FOLLOW AS EX-99