Form 10-Q
period 2004-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2004-05-24
CIK 796489

1 of 1
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate  by  check mark whether the registrant is an accelerated  filer
(as defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets


                                           March   December
                                            31,       31,
                                           2004      2003
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  195,181   234,954
  Receivable  from  Managing  General    245,903   189,477
Partner
 Oklahoma withholding prepayment         124       124
                                         --------  --------
                                         -----     -----
   Total current assets                  441,208   424,555
                                         --------  --------
                                         -----     -----
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,547,31  8,547,31
                                         7         7
  Less accumulated depreciation,
   depletion and amortization            6,170,46  6,143,46
                                         0         0
                                         --------  --------
                                         -----     -----
   Net oil and gas properties            2,376,85  2,403,85
                                         7         7
                                         --------  --------
                                         -----     -----
                                      $  2,818,06  2,828,41
                                         5         2
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---

Asset retirement obligation           $  523,668   513,400
                                         --------  --------
                                         -----     -----

Partners' equity:
 General partner                         (624,891  (622,829
                                         )         )
 Limited partners                        2,919,28  2,937,84
                                         8         1
                                         --------  --------
                                         -----     -----
   Total partners' equity                2,294,39  2,315,01
                                         7         2
                                         --------  --------
                                         -----     -----
                                      $  2,818,06  2,828,41
                                         5         2
                                         =======   =======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2004      2003
                                     ------    ------
Revenues
-------------
Income    from   net    profits  $  381,225   297,280
interests
Interest                            462       18
Other                               250       -
                                    --------  --------
                                    ---       ---
                                    381,937   297,298
                                    --------  --------
                                    ---       ---
Expenses
-------------
General and administrative          40,284    37,477
Depreciation,   depletion   and     27,000    28,000
amortization
Accretion  of asset  retirement     10,268    9,997
obligation
                                    --------  --------
                                    ---       ---
                                    77,552    75,474
                                    --------  --------
                                    ---       ---
Net  income  before  cumulative     304,385   221,824
effect

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See     -         116,637
Note 3
                                    --------  --------
                                    ---       ---
Net income                       $  304,385   338,461
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  30,438    33,846
                                    ======    ======
 Limited partners                $  273,947   304,615
                                    ======    ======
    Per  limited  partner  unit  $   13.70
before cumulative effect                      9.98
  Cumulative effect per limited          -
partner unit                                  5.25
                                    --------  --------
                                    ---       ---
  Per limited partner unit       $   13.70
                                              15.23
                                    ======    ======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                       ------    ------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  307,243   112,891
 Cash paid to suppliers               (22,728)  (17,482)
 Interest received                    462       18
 Other                                250       -
                                      --------  --------
                                      --        --
   Net cash provided by operating     285,227   95,427
activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (325,000  (1,077)
                                      )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (39,773)  94,350
and cash equivalents

 Beginning of period                  234,954   18,015
                                      --------  --------
                                      --        --
 End of period                     $  195,181   112,365
                                      ======    ======
Reconciliation of net  income  to
net
    cash  provided  by  operating
activities:

Net income                         $  304,385   338,461

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     27,000    28,000
amortization
  Accretion  of asset  retirement     10,268    9,997
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         (116,637
                                                )
 Increase in receivables              (73,982)  (184,389
                                                )
 Increase in payables                 17,556    19,995
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  285,227   95,427
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas  $  -         616,464
properties - Adoption
  of SFAS No.143                      ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3. Cumulative effect of change in accounting principle - SFAS No. 143 On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $523,668. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $10,268.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

The Partnership's discounted present value of its proved oil and natural gas reserves is a major component of the ceiling calculation, and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities based on the same data. The Partnership's reserve estimates are prepared by outside consultants. Quarterly reserve estimates are prepared by the Managing General Partner's internal staff of engineers.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended March 31, 2004 and 2003:

                          Three Months
                             Ended         Percenta
                                              ge
                           March 31,       Increase
                         2004      2003    (Decreas
                                              e)
                        -----     -----    --------
                                              --
Average price  per  $   33.10              2%
barrel of oil                    32.30
Average price  per  $    5.67              (6%)
mcf of gas                       6.01
Oil production  in     5,880     4,600     28%
barrels
Gas production  in     58,800    54,800    7%
mcf
Income  from   net  $  381,225   297,280   28%
profits interests
Partnership         $  325,000   -         100%
distributions
Limited    partner  $  292,500   -         100%
distributions
Per           unit
distribution    to
limited
 partners           $   14.63    -         100%

Number  of limited     20,000    20,000
partner units
Revenues

The Partnership's income from net profits interests increased to $381,225 from $297,280 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 28%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 2%, or $.80 per barrel, resulting in an increase of approximately $4,700 in income from net profits interests. Oil sales represented 37% of total oil and gas sales during the quarter ended March 31, 2004 as compared to 31% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 6%, or $.34 per mcf, resulting in a decrease of approximately $20,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $15,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,280 barrels or 28% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in an increase of approximately $41,300 in income from net profits interests.

    Gas production increased approximately 4,000 mcf or 7% during the same period, resulting in an increase of approximately $24,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $65,300. Oil production during the first quarter 2003 was adjusted in connection with a change in estimate. The Partnership was receiving revenue on a well in which they did not have an interest, but owned a very small interest on another well on a different lease.

3. Lease operating costs and production taxes were 19% lower, or approximately $33,400 less during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The higher lease operating costs in 2003 were the result of adding artificial lift equipment to a well.

Costs and Expenses

Total costs and expenses increased to $77,552 from $75,474 for the quarters ended March 31, 2004 and 2003, respectively, an increase of 3%. The increase is a direct result of the increase in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $2,800 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of $1,660 in quarterly accounting review fees.

2. Depletion expense decreased to $27,000 for the quarter ended March 31, 2004 from $28,000 for the same period in 2003. This represents a decrease of 4%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $1.72 applied to 15,680 BOE as compared to $2.04 applied to 13,733 BOE for the same period in 2003.

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $523,668. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $10,268.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $285,200 in the quarter ended March 31, 2004 as compared to approximately $95,400 in the quarter ended March 31, 2003.

Cash flows used in financing activities were approximately $325,000 in the quarter ended March 31, 2004 as compared to approximately $1,100 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $325,000 of which $292,500 was distributed to the limited partners and $32,500 to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $14.63. There were no distributions during the quarter ended March 31, 2003.

The source for the 2004 distributions of $325,000 was oil and gas operations of approximately $285,200, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $18,528,945 have been made to the general and limited partners. As of March 31, 2004, $16,691,759 or $834.59 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 67% return on capital contributed.

As of March 31, 2004, the Partnership had approximately $441,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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

                              SOUTHWEST ROYALTIES, INC.
                              INCOME FUND VI,
                              a Tennessee limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   -------------------------------------
--
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer



Date:  May 14, 2004

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


Date:  May 14, 2004                /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                     Chairman,   President   and   Chief
Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund
VI

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund
VI

                  CERTIFICATION PURSUANT TOExhibit 32.1
                         19 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




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

                  CERTIFICATION PURSUANT TOExhibit 32.2
                         19 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI