Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2004-11-15
CIK 796489

1 of 7
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                  _________Midland, Texas 79705_________
                 (Address of principal executive offices)

                      ________(432) 682-6324________
                      (Registrant's telephone number,
                           including area code)

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


         The total number of pages contained in this report is 23



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


                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.


                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets

                                         Septembe  December
                                           r 30,      31,
                                           2004      2003
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  204,510   234,954
  Receivable  from  Managing  General    205,945   189,477
Partner
 Oklahoma withholding prepayment         124       124
                                         --------  --------
                                         ----      -----
   Total current assets                  410,579   424,555
                                         --------  --------
                                         ----      -----
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,547,31  8,547,31
                                         7         7
  Less accumulated depreciation,
   depletion and amortization            6,224,24  6,143,46
                                         1         0
                                         --------  --------
                                         ----      -----
   Net oil and gas properties            2,323,07  2,403,85
                                         6         7
                                         --------  --------
                                         ----      -----
                                      $  2,733,65  2,828,41
                                         5         2
                                         =======   =======
Liabilities and Partners' Equity
-------------------------------------
---

Asset retirement obligation           $  544,203   513,400
                                         --------  --------
                                         ----      -----

Partners' equity:
 General partner                         (635,385  (622,829
                                         )         )
 Limited partners                        2,824,83  2,937,84
                                         7         1
                                         --------  --------
                                         ----      -----
   Total partners' equity                2,189,45  2,315,01
                                         2         2
                                         --------  --------
                                         ----      -----
                                      $  2,733,65  2,828,41
                                         5         2
                                         =======   =======


                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                    September 30,     September 30,
                                   2004       2003     2004    2003
                                   -----     -----    -----    -----
Revenues
------------
Income from net profits        $ 288,753    292,321  984,532  921,008
interests
Interest                         432        379      1,357    770
Other                            -          -        250      -
                                 ---------  -------- -------  -------
                                 -          --       ---      ---
                                 289,185    292,700  986,139  921,778
                                 ---------  -------- -------  -------
                                 -          --       ---      ---
Expenses
------------
General and administrative       41,229     40,611   125,115  127,511
Accretion of asset retirement    10,268     9,508    30,803   29,501
obligation
Depreciation, depletion and      24,781     37,000   80,781   103,000
amortization
                                 ---------  -------- -------  -------
                                 -          --       ---      ---
                                 76,278     87,119   236,699  260,012
                                 ---------  -------- -------  -------
                                 -          --       ---      ---
Net income before cumulative     212,907    205,581  749,440  661,766
effect

Cumulative effect of change in
accounting
 principle - SFAS No. 143 -      -          -        -        116,637
See Note 3
                                 ---------  -------- -------  -------
                                 -          --       ---      ---
Net income                     $ 212,907    205,581  749,440  778,403
                                 ======     ======   ======   ======
Net income allocated to:

Managing General Partner       $ 21,291     20,558   74,944   77,840
                                 ======     ======   ======   ======
Limited Partners               $ 191,616    185,023  674,496  700,563
                                 ======     ======   ======   ======
 Per limited partner unit      $    9.58              33.72
before cumulative effect                    9.25              29.78
 Cumulative effect per limited         -         -        -
partner unit                                                  5.25
                                 ---------  -------- -------  -------
                                 -          --       ---      ---
 Per limited partner unit      $    9.58              33.72
                                            9.25              35.03
                                 ======     ======   ======   ======

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                                      Nine Months
                                                         Ended
                                                     September 30,
                                                     2004     2003
                                                    -----    -----
          Cash flows from operating activities
          Cash received from income from net    $  916,079  748,132
          profits interests
          Cash paid to suppliers                   (73,130  (62,726
                                                   )        )
          Interest received                        1,357    770
          Other                                    250      -
                                                   -------  -------
                                                   ---      ---
           Net cash provided by operating          844,556  686,176
          activities
                                                   -------  -------
                                                   ---      ---
          Cash flows provided by investing
          activities:
          Sale of oil and gas properties           -        306
                                                   -------  -------
                                                   ---      ---
          Cash flows used in financing
          activities
          Distributions to partners                (875,00  (503,44
                                                   0)       7)
                                                   -------  -------
                                                   ---      ---
           Net (decrease) increase in cash and     (30,444  183,035
          cash equivalents                         )

          Beginning of period                      234,954  18,015
                                                   -------  -------
                                                   ---      ---
          End of period                         $  204,510  201,050
                                                   ======   ======
          Reconciliation of net income to net
          cash
          provided by operating activities
          Net income                            $  749,440  778,403

          Adjustments to reconcile net income
          to net
          cash provided by operating
          activities

          Depreciation, depletion and              80,781   103,000
          amortization
          Accretion of asset retirement            30,803   29,501
          obligation
          Cumulative effect of change in
          accounting
           principle - SFAS No. 143                -        (116,63
                                                            7)
          Increase in receivables                  (68,453  (172,87
                                                   )        1)
          Increase in payables                     51,985   64,780
                                                   -------  -------
                                                   ---      ---
          Net cash provided by operating        $  844,556  686,176
          activities
                                                   ======   ======
          Noncash investing and financing
          activities:
          Increase in oil and properties -
          Adoption
           of SFAS No. 143                      $  -        616,464
                                                   ======   ======
          Increase in oil and gas properties -
          SFAS No. 143
           additional wells from farm-out       $  -        422
          arrangements
                                                   ======   ======
          Decrease in oil and gas properties -
          SFAS No. 143
           sale of property                     $  -        (25,857
                                                            )
                                                   ======   ======
                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.  Organization
          Southwest Royalties, Inc. Income Fund VI was organized under the laws of the state of Tennessee on December 4, 1986, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the
    Partnership  Agreement.   The  Partnership  sells  its  oil   and   gas
    production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004, and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $616,464, a long term liability of approximately $499,827 and a gain of approximately $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $544,203. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $30,803.


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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.


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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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


Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                         Three Months
                                            Ended         Percenta
                                                             ge
                                        September 30,     Increase
                                        2004      2003    (Decreas
                                                             e)
                                       -----     -----    --------
                                                             --
Average price per barrel of oil    $  41.84               41%
                                                29.62
Average price per mcf of gas       $   5.08               12%
                                                4.52
Oil production in barrels             4,236     5,300     (20%)
Gas production in mcf                 58,044    78,900    (26%)
Income from net profits interests  $  288,753   292,321   (1%)
Partnership distributions          $  300,000   250,091   20%
Limited partner distributions      $  270,000   225,082   20%
Per unit distribution to limited
 partners                          $  13.50               20%
                                                11.25
Number of limited partner units       20,000    20,000

Revenues

The Partnership's income from net profits interests decreased to $288,753 from $292,321 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 1%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 41%, or $12.22 per barrel, resulting in an increase of approximately $51,800 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 31% during the quarter ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 12%, or $.56 per mcf, resulting in an increase of approximately $32,500 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $84,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,064 barrels or 20% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $31,500 in income from net profits interests.

    Gas production decreased approximately 20,856 mcf or 26% during the same period, resulting in a decrease of approximately $94,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $125,800. The decrease in oil production is the result of the production decline on three wells. The lower gas volumes are from a sharp decline on four wells.

3. Lease operating costs and production taxes were 17% lower, or approximately $38,200 less during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The lower lease operating costs resulted from the sale of a producing property in 2003 and work on a well repair work performed on a well in 2003.

Costs and Expenses

Total costs and expenses decreased to $76,278 from $87,119 for the quarters ended September 30, 2004 and 2003 respectively, a decrease of 12%. The decrease is the result of lower depletion expense, partially offset by an increase in accretion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $600 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $24,781 for the quarter ended September 30, 2004 from $37,000 for the same period in 2003. This represents a decrease of 33%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $1.78 applied to 13,910 BOE as compared to $2.02 applied to 18,450 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $10,268 for the quarter ended September 30, 2004 from $9,508 for the same period in 2003. This represents an increase of 8%.


B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $    36.92             23%
oil                                        29.93
Average price per mcf of gas  $     5.52             9%
                                           5.06
Oil production in barrels        14,986    16,300    (8%)
Gas production in mcf            184,169   208,500   (12%)
Income   from  net   profits  $  984,532   921,008   7%
interests
Partnership distributions     $  875,000   500,091   75%
Limited              partner  $  787,500   450,082   75%
distributions
Per  unit  distribution   to
limited
 partners                     $    39.38             75%
                                           22.50
Number  of  limited  partner     20,000    20,000
units

Revenues

The Partnership's income from net profits interests increased to $984,532 from $921,008 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 7%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 23%, or $6.99 per barrel, resulting in an increase of approximately $104,800 in income from net profits interests. Oil sales represented 35% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 32% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.46 per mcf, resulting in an increase of approximately $84,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $189,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,300 barrels or 8% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $39,300 in income from net profits interests.

    Gas production decreased approximately 24,300 mcf or 12% during the same period, resulting in a decrease of approximately $123,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $162,400. The decrease in gas volumes is due to production declines on three wells.

3.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $36,100 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $236,699 from $260,012 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 9%. The decrease is the result of depletion expense, general and administrative costs, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,400 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $80,781 for the nine months ended September 30, 2004 from $103,000 for the same period in 2003. This represents a decrease of 22%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $1.77 applied to 45,681 BOE as compared to $2.02 applied to 51,050 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  increased to $30,803  for  the  nine  months  ended
    September  30,  2004 from $29,501 for the same period  in  2003.   This
    represents an increase of 4%.




Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $844,600 in the nine months ended September 30, 2004 as compared to approximately $686,200 in the nine months ended September 30, 2003. The primary source of the 2004 cash flow from operating activities was operations.

There  were  no  cash flows provided by investing activities  in  the  nine months ended September 30, 2004. Cash flows provided by investing activities were approximately $300 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $875,000 in the nine months ended September 30, 2004 as compared to approximately $503,400 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $875,000 of which $787,500 was distributed to the limited partners and $87,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $39.38. Total distributions during the nine months ended September 30, 2003 were $500,091 of which $450,082 was distributed to the limited partners and $50,009 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $22.50.

The sources for the 2004 distributions of $875,000 were oil and gas operations of approximately $844,600, with the balance from available cash on hand at the beginning of the period. The sources for the 2003 distributions of $500,091 were oil and gas operations of approximately $686,200 and the change in oil and gas properties of approximately $300, resulting in excess cash for contingencies or subsequent distributions.

Cumulative  cash  distributions  of  $19,078,945  have  been  made  to  the partners. As of September 30, 2004, $17,186,759 or $859.34 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 72% return on capital contributed.

As of September 30, 2004, the Partnership had approximately 410,600 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.



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


Date:  November 15, 2004

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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI


                   CERTIFICATION PURSUANT TOExhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18
U.S.C.   1350,  as  adopted pursuant to  906 of the Sarbanes-Oxley  Act  of
2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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



                   CERTIFICATION PURSUANT TOExhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties, Inc. Income Fund VI, (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C.
  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties, Inc. Income Fund VI