Form 10-Q
period 2005-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2005-05-16
CIK 796489

1 of 1
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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


                        6 Desta Drive, Suite 6500
                          Midland, Texas 79705
                (Address of principal executive offices)

                             (432) 682-6324
                     (Registrant's telephone number,
                          including area code)

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

        The total number of pages contained in this report is 20.

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

     Proved undeveloped reserves. Proved oil and gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets


                                           March   December
                                            31,       31,
                                           2005      2004
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  158,522   128,990
  Receivable  from  Managing  General    347,655   342,286
Partner
 Oklahoma withholding prepayment         368       313
                                         --------  --------
                                         ------    ------
   Total current assets                  506,545   471,589
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,549,33  8,547,31
                                         2         7
  Less accumulated depreciation,
   depletion and amortization            6,270,22  6,245,11
                                         7         4
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,279,10  2,302,20
                                         5         3
                                         --------  --------
                                         ------    ------
                                      $  2,785,65  2,773,79
                                         0         2
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current liability:
 Distribution payable                 $  8,598     -
                                         --------  --------
                                         ------    ------

Asset retirement obligation              509,557   501,653
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (627,585  (627,121
                                         )         )
 Limited partners                        2,895,08  2,899,26
                                         0         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,267,49  2,272,13
                                         5         9
                                         --------  --------
                                         ------    ------
                                      $  2,785,65  2,773,79
                                         0         2
                                         ========  ========












                 The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2005      2004
                                     ------    ------
Revenues
-------------
Income    from   net    profits  $  565,429   381,225
interests
Interest                            844       462
Other                               856       250
                                    --------  --------
                                    ---       ---
                                    567,129   381,937
                                    --------  --------
                                    ---       ---
Expenses
-------------
Depreciation,   depletion   and     25,113    27,000
amortization
Accretion expense                   5,889     10,268
General and administrative          40,771    40,284
                                    --------  --------
                                    ---       ---
                                    71,773    77,552
                                    --------  --------
                                    ---       ---
Net income                       $  495,356   304,385
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  49,536    30,438
                                    ======    ======
 Limited partners                $  445,820   273,947
                                    ======    ======
  Per limited partner unit       $   22.29
                                              13.70
                                    ======    ======





















                 The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2005      2004
                                       ------    ------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  560,005   324,799
 Cash paid to suppliers               (40,771)  (40,284)
 Interest received                    844       462
 Other                                856       250
                                      --------  --------
                                      --        --
   Net cash provided by operating     520,934   285,227
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (500,000  (325,000
                                      )         )
 Increase in distribution payable     8,598     -
                                      --------  --------
                                      --        --
Net   cash   used  in   financing     (491,402  (325,000
activities                            )         )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     29,532    (39,773)
and cash equivalents

 Beginning of period                  128,990   234,954
                                      --------  --------
                                      --        --
 End of period                     $  158,522   195,181
                                      ======    ======
Reconciliation of net  income  to
net
    cash  provided  by  operating
activities:

Net income                         $  495,356   304,385

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     25,113    27,000
amortization
  Accretion  of asset  retirement     5,889     10,268
obligation
 Increase in receivables              (5,424)   (56,426)
 Increase in payables                 -         -
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  520,934   285,227
activities
                                      ======    ======
Noncash  investing and  financing
activities:

Increase   in   oil    and    gas
properties - SFAS No. 143
 additional wells                  $  2,015     -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended March 31, 2005 and 2004:

                          Three Months
                             Ended         Percenta
                                              ge
                           March 31,       Increase
                         2005      2004    (Decreas
                                              e)
                        -----     -----    --------
                                              --
Oil production  in     5,453     5,880     (7%)
barrels
Gas production  in     70,712    58,800    20%
mcf
Total BOE              17,238              10%
                                 15,680
Average price  per  $   51.92              57%
barrel of oil                    33.10
Average price  per  $    5.79              2%
mcf of gas                       5.67
Income  from   net  $  565,429   381,225   48%
profits interests
Partnership         $  500,000   325,000   54%
distributions
Limited    partner  $  450,000   292,500   54%
distributions
Per           unit
distribution    to
limited
 partners           $   22.50              54%
                                 14.63

Number  of limited     20,000    20,000
partner units

Income from net profits

The Partnership's income from net profits interests increased to $565,429 from $381,225 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 48%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 57%, or $18.82 per barrel, resulting in an increase of approximately $102,600 in income from net profits interests. Oil sales represented 41% of total oil and gas sales during the quarter ended March 31, 2005 as compared to 37% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.12 per mcf, resulting in an increase of approximately $8,500 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $111,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 427 barrels or 7% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in a decrease of approximately $14,100 in income from net profits interests.

Gas production increased approximately 11,912 mcf or 20% during the same period, resulting in an increase of approximately $67,500 in income from net profits interests.

The net total increase in income from net profits interests due to the change in production is approximately $53,400. The increase in gas volumes is from improved production on a gas well after a formation stimulation. Also adding to the increase is production from three new gas wells drilled under farm out arrangements that were competed in the first quarter 2005.

Lease operating costs and production taxes were 13% lower, or approximately $19,600 less during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. Lease operating costs are lower due to well pulling expenses on several wells in 2004.

Costs and Expenses

Total costs and expenses decreased to $71,773 for the quarter ended March 31, 2005 from $77,552 for the same period in 2004. This represents a decrease of 7%. The decrease is theresult of lower accretion expense and depletion expense, partially offset by an increase in general and administrative expense.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $500 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $25,113 for the quarter ended March 31, 2005 from $27,000 for the same period in 2004. This represents a decrease of 7%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $1.46 applied to 17,238 BOE as compared to $1.72 applied to 15,680 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $5,889 for the quarter ended March 31, 2005 from $10,268 for the same period in 2004. This represents a decrease of 43%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $520,900 in the quarter ended March 31, 2005 as compared to approximately $285,200 in the quarter ended March 31, 2004.

Cash flows used in financing activities were approximately $491,400 in the quarter ended March 31, 2005 as compared to approximately $325,000 in the quarter ended March 31, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2005 were $500,000 of which $450,000 ($22.50 per unit) was distributed to the limited partners and $50,000 to the general partner. Total distributions during the quarter ended March 31, 2004 were $325,000 of which $292,500 ($14.63 per unit) was distributed to the limited partners and $32,500 to the general partner.

The source for the 2005 distributions of $500,000 was oil and gas operations of approximately $520,900, resulting in excess cash for contingencies or subsequent distributions. The source for the 2004 distributions of $325,000 was oil and gas operations of approximately $285,200, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $19,828,986 have been made to the general and limited partners. As of March 31, 2005, $17,861,791 or $893.09 per limited partner unit has been distributed to the limited partners, representing a 179% return of the capital contributed.

As of March 31, 2005, the Partnership had approximately $497,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  May 16, 2005

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


Date:  May 16, 2005                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund
VI

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


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                    Vice  President and Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund
VI

                                                            Exhibit 32.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   May 16, 2005


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

                                   May 16, 2005