Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2005-08-15
CIK 796489

22

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets


                                         June 30,  December
                                                      31,
                                           2005      2004
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  162,737   128,990
  Receivable  from  Managing  General    337,338   342,286
Partner
 Oklahoma withholding prepayment         411       313
                                         --------  --------
                                         ------    ------
   Total current assets                  500,486   471,589
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,532,69  8,547,31
                                         5         7
  Less accumulated depreciation,
   depletion and amortization            6,295,89  6,245,11
                                         6         4
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,236,79  2,302,20
                                         9         3
                                         --------  --------
                                         ------    ------
                                      $  2,737,28  2,773,79
                                         5         2
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current liability:
 Distribution payable                 $  9,722     -
                                         --------  --------
                                         ------    ------

Asset retirement obligation              498,815   501,653
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (631,460  (627,121
                                         )         )
 Limited partners                        2,860,20  2,899,26
                                         8         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,228,74  2,272,13
                                         8         9
                                         --------  --------
                                         ------    ------
                                      $  2,737,28  2,773,79
                                         5         2
                                         ========  ========











                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended  Six Months Ended
                                      June 30,           June 30,
                                   2005      2004      2005     2004
                                  -----     -----     -----    -----
    Revenues
    -------------
    Income  from net profits  $  532,579   314,554   1,098,0  695,779
    interests                                        09
    Interest                     1,100     463       1,957    925
    Other                        2         -         845      250
                                 --------  --------  -------  -------
                                 --        --        ------   ---
                                 533,681   315,017   1,100,8  696,954
                                                     11
                                 --------  --------  -------  -------
                                 --        --        ------   ---
    Expenses
    ------------
    Depreciation,  depletion     25,669    29,000    50,782   56,000
    and amortization
    Accretion expense            5,894     10,268    11,783   20,535
    General              and     40,865    43,602    81,637   83,886
    administrative
                                 --------  --------  -------  -------
                                 --        --        ------   ---
                                 72,428    82,870    144,202  160,421
                                 --------  --------  -------  -------
                                 --        --        ------   ---
    Net income                $  461,253   232,147   956,609  536,533
                                 ======    ======    =======  ======
    Net income allocated to:
    Managing         General  $  46,125    23,215    95,661   53,653
    Partner
                                 ======    ======    =======  ======
    Limited Partners          $  415,128   208,932   860,948  482,880
                                 ======    ======    =======  ======
       Per  limited  partner  $    20.76
    unit                                   10.45     43.05    24.14
                                 ======    ======    =======  ======





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  1,102,86  594,553
                                      0
 Cash paid to suppliers               (81,637)  (83,886)
 Interest received                    1,957     925
 Other                                845       250
                                      --------  --------
                                      -----     ----
   Net cash provided by operating     1,024,02  511,842
activities                            5
                                      --------  --------
                                      -----     ----
Cash    flows   from    financing
activities:
 Distributions to partners            (1,000,0  (575,000
                                      00)       )
 Increase in distribution payable     9,722     -
                                      --------  --------
                                      -----     ----
   Net  cash  used  in  financing     (990,278  (575,000
activities                            )         )
                                      --------  --------
                                      -----     ----

Net  increase (decrease) in  cash     33,747    (63,158)
and cash equivalents

Beginning of period                   128,990   234,954
                                      --------  --------
                                      -----     ----
End of period                      $  162,737   171,796
                                      =======   =======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  956,609   536,533

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     50,782    56,000
amortization
 Accretion expense                    11,783    20,535
     Decrease    (increase)    in     4,851     (101,226
receivables                                     )
                                      --------  --------
                                      -----     ----
Net  cash  provided by  operating  $  1,024,02  511,842
activities                            5
                                      =======   =======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - SFAS No. 143
  Additional wells                 $  2,259     -
                                      =======   =======
   Decrease working interest from  $  (16,881)  -
farm-out
                                      =======   =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005, and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                         Three Months
                                            Ended         Percenta
                                                             ge
                                           June 30,       Increase
                                        2005      2004    (Decreas
                                                             e)
                                       -----     -----    --------
                                                             --
Oil production in barrels             5,828     4,870     20%
Gas production in mcf                 69,227    67,325    3%
Total BOE                             17,366              8%
                                                16,091
Average price per barrel of oil    $  52.77               42%
                                                37.24
Average price per mcf of gas       $   7.20               25%
                                                5.77
Income from net profits interests  $  532,579   314,554   69%
Partnership distributions          $  500,000   250,000   100%
Limited partner distributions      $  450,000   225,000   100%
Per unit distribution to limited
 partners                          $  22.50               100%
                                                11.25
Number of limited partner units       20,000    20,000

Income from net profits

The Partnership's income from net profits interests increased to $532,579 from $314,554 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 69%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 42%, or $15.53 per barrel, resulting in an increase of approximately $90,500 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 32% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $1.43 per mcf, resulting in an increase of approximately $99,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $189,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 958 barrels or 20% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in an increase of approximately $35,700 in income from net profits interests.

Gas production increased approximately 1,902 mcf or 3% during the same period, resulting in an increase of approximately $11,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $46,700. The increase in oil production is due to a reactivated well and due to activity under farm-out arrangements including a well with new zones developed and new wells drilled in the first quarter of 2005.

Lease operating costs and production taxes were 7% higher, or approximately $17,900 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $72,428 from $82,870 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 13%. The decrease is the result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consist of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $2,700 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $25,669 for the quarter ended June 30, 2005 from $29,000 for the same period in 2004. This represents a decrease of 11%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $1.48 applied to 17,366 BOE as compared to $1.80 applied to 16,091 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $5,894 for the quarter ended June 30, 2005 from $10,268 for the same period in 2004. This represents a decrease of 43%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        11,281    10,750    5%
Gas production in mcf            139,939   126,125   11%
Total BOE                        34,604    31,771    9%
Average price per barrel  of  $    52.36             50%
oil                                        34.98
Average price per mcf of gas  $     6.49             13%
                                           5.73
Income   from  net   profits  $  1,098,00  695,779   58%
interests                        9
Partnership distributions     $  1,000,00  575,000   74%
                                 0
Limited              partner  $  900,000   517,500   74%
distributions
Per  unit  distribution   to  $    45.00             74%
limited partners                           25.88
Number  of  limited  partner     20,000    20,000
units

Income from net profits

The Partnership's income from net profits interests increased to $1,098,009 from $695,779 for the six months ended June 30, 2005 and 2004, respectively, an increase of 58%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 50%, or $17.38 per barrel, resulting in an increase of approximately $196,100 in income from net profits interests. Oil sales represented 39% of total oil and gas sales during the six months ended June 30, 2005 as compared to 34% during the six months ended June 30, 2004.

The average price for a mcf of gas received by the Partnership increased during the same period by 13%, or $.76 per mcf, resulting in an increase of approximately $106,400 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $302,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 531 barrels or 5% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in an increase of approximately $18,600 in income from net profits interests.

Gas production increased approximately 13,814 mcf or 11% during the same period, resulting in an increase of approximately $79,200 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $97,800. The increase in gas production is from improved production on a gas well after a formation stimulation. Also adding to the increase is production from three new gas wells drilled under farm-out arrangements that were completed in the first quarter 2005.

Lease operating costs and production taxes were less than 1% lower, or approximately $1,700 less during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $144,202 from $160,421 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 10%. The decrease is the result of a lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $2,200 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $50,782 for the six months ended June 30, 2005 from $56,000 for the same period in 2004. This represents a decrease of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $1.47 applied to 34,604 BOE as compared to $1.76 applied to 31,771 BOE for the same period in 2004. The lower depreciation rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $11,783 for the six months ended June 30, 2005 from $20,535 for the same period in 2004. This represents a decrease of 43%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $1,024,000 in the six months ended June 30, 2005 as compared to approximately $511,800 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $990,300 in the six months ended June 30, 2005 as compared to approximately $575,000 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $1,000,000 of which $900,000 ($45.00 per unit) was distributed to the limited partners and $100,000 to the general partner. Total distributions during the six months ended June 30, 2004 were $575,000 of which $517,500 was ($25.88 per unit) distributed to the limited partners and $57,500 to the general partner.

The sources for the 2005 distributions of $1,000,000 were oil and gas operations of approximately $1,024,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2004 distributions of $575,000 were oil and gas operations of approximately $511,800, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $20,328,986 have been made to the general and limited partners. As of June 30, 2005, $18,3111,791 or $915.59 per limited partner unit has been distributed to the limited partners, representing 183% of contributed capital.

As of June 30, 2005, the Partnership had approximately $490,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005