Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2005-11-14
CIK 796489

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets

                                         Septembe  December
                                           r 30,      31,
                                           2005      2004
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  148,286   128,990
  Receivable  from  Managing  General    520,492   342,286
Partner
 Oklahoma withholding prepayment         463       313
                                         --------  --------
                                         ------    ------
   Total current assets                  669,241   471,589
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,517,38  8,547,31
                                         8         7
  Less accumulated depreciation,
   depletion and amortization            6,318,94  6,245,11
                                         3         4
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,198,44  2,302,20
                                         5         3
                                         --------  --------
                                         ------    ------
                                      $  2,867,68  2,773,79
                                         6         2
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current liability:
 Distribution payable                 $  10,937    -
                                         --------  --------
                                         ------    ------

Asset retirement obligation              486,411   501,653
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (617,301  (627,121
                                         )         )
 Limited partners                        2,987,63  2,899,26
                                         9         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,370,33  2,272,13
                                         8         9
                                         --------  --------
                                         ------    ------
                                      $  2,867,68  2,773,79
                                         6         2
                                         ========  ========












                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                    September 30,     September 30,
                                   2005       2004     2005    2004
                                   -----     -----    -----    -----
Revenues
------------
Income from net profits        $ 653,861    288,753  1,751,8  984,532
interests                                            70
Interest                         1,185      432      3,142    1,357
Other                            -          -        845      250
                                 ---------  -------- -------  -------
                                 -          --       -----    ---
                                 655,046    289,185  1,755,8  986,139
                                                     57
                                 ---------  -------- -------  -------
                                 -          --       -----    ---
Expenses
------------
Depreciation, depletion and      23,047     24,781   73,829   80,781
amortization
Accretion of asset retirement    5,549      10,268   17,332   30,803
obligation
General and administrative       34,861     41,229   116,497  125,115
                                 ---------  -------- -------  -------
                                 -          --       -----    ---
                                 63,457     76,278   207,658  236,699
                                 ---------  -------- -------  -------
                                 -          --       -----    ---
Net income                     $ 591,589    212,907  1,548,1  749,440
                                                     99
                                 ======     ======   =======  ======
Net income allocated to:

 Managing General Partner      $ 59,159     21,291   154,820  74,944
                                 ======     ======   =======  ======
 Limited Partners              $ 532,430    191,616  1,393,3  674,496
                                                     79
                                 ======     ======   =======  ======
  Per limited partner unit         26.62              69.67
                                            9.58              33.72
                                 ======     ======   =======  ======





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                     2005     2004
                                                    -----    -----
          Cash flows from operating activities
          Cash received from income from net    $  1,570,8  968,064
          profits interests                        69
          Cash paid to suppliers                   (116,49  (125,11
                                                   7)       5)
          Interest received                        3,142    1,357
          Other                                    845      250
                                                   -------  -------
                                                   -----    ---
           Net cash provided by operating          1,458,3  844,556
          activities                               59
                                                   -------  -------
                                                   -----    ---
          Cash flows used in financing
          activities
          Distributions to partners                (1,450,  (875,00
                                                   000)     0)
          Increase in distribution payable         10,937   -
                                                   -------  -------
                                                   -----    ---
           Net cash used in financing              (1,439,  (875,00
          activities                               063)     0)
                                                   -------  -------
                                                   -----    ---

           Net increase (decrease) in cash and     19,296   (30,444
          cash equivalents                                  )

          Beginning of period                      128,990  234,954
                                                   -------  -------
                                                   -----    ---
          End of period                         $  148,286  204,510
                                                   =======  ======
          Reconciliation of net income to net
          cash
          provided by operating activities
          Net income                            $  1,548,1  749,440
                                                   99

          Adjustments to reconcile net income
          to net
          cash provided by operating
          activities

          Depreciation, depletion and              73,829   80,781
          amortization
          Accretion of asset retirement            17,332   30,803
          obligation
          Settlement of ARO for P&A wells          (2,645)  -
          Increase in receivables                  (178,35  (16,468
                                                   6)       )
                                                   -------  -------
                                                   -----    ---
          Net cash provided by operating        $  1,458,3  844,556
          activities                               59
                                                   =======  ======
          Noncash   investing   and   financing
          activities:

          Increase in oil and gas properties  -
          SFAS No. 143
           Additional wells                     $  2,881    -
                                                   =======  ======
           Decrease working interest from farm- $  (32,811  -
          out                                      )
                                                   =======  ======





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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005, and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                         Three Months
                                            Ended         Percenta
                                                             ge
                                        September 30,     Increase
                                        2005      2004    (Decreas
                                                             e)
                                       -----     -----    --------
                                                             --
Oil production in barrels             5,056     4,236     19%
Gas production in mcf                 72,275    58,044    25%
Total BOE                             17,102    13,910    23%
Average price per barrel of oil    $  61.60               47%
                                                41.84
Average price per mcf of gas       $   7.98               57%
                                                5.08
Income from net profits interests  $  653,861   288,753   126%
Partnership distributions          $  450,000   300,000   50%
Limited partner distributions      $  405,000   270,000   50%
Per  unit distribution to limited  $  20.25               50%
partners                                        13.50
Number of limited partner units       20,000    20,000

Income from net profits

The Partnership's income from net profits interests increased to $653,861 from $288,753 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 126%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 47%, or $19.76 per barrel, resulting in an increase of approximately $99,900 in income from net profits interests. Oil sales represented 35% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 38% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 57%, or $2.90 per mcf, resulting in an increase of approximately $209,600 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $309,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 820 barrels or 19% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in an increase of approximately $34,300 in income from net profits interests.

Gas production increased approximately 14,231 mcf or 25% during the same period, resulting in an increase of approximately $72,300 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $106,600. The increase in oil and gas volumes is from five new wells drilled in 2005. The stimulation of a gas well in late 2004 also contributed to the increase in both oil and gas.

Lease operating costs and production taxes were 28% higher, or approximately $51,100 more during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The increase in lease operating costs is primarily from well repair work on a salt water disposal well.

Costs and Expenses

Total costs and expenses decreased to $63,457 from $76,278 for the quarters ended September 30, 2005 and 2004 respectively, a decrease of 17%. The decrease is the result of lower depletion expense, accretion expense and general and administrative expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 16% or approximately $6,400 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense decreased to $23,047 for the quarter ended September 30, 2005 from $24,781 for the same period in 2004. This represents a decrease of 7%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $1.35 applied to 17,102 BOE as compared to $1.78 applied to 13,910 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $5,549 for the quarter ended September 30, 2005 from $10,268 for the same period in 2004. This represents a decrease of 46%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        16,337    14,986    9%
Gas production in mcf            212,214   184,169   15%
Total BOE                        51,706    45,681    13%
Average price per barrel  of  $    55.22             50%
oil                                        36.92
Average price per mcf of gas  $     7.00             27%
                                           5.52
Income   from  net   profits  $  1,751,87  984,532   78%
interests                        0
Partnership distributions     $  1,450,00  875,000   66%
                                 0
Limited              partner  $  1,305,00  787,500   66%
distributions                    0
Per  unit  distribution   to  $    65.25             66%
limited partners                           39.38
Number  of  limited  partner     20,000    20,000
units

Income from net profits

The Partnership's income from net profits interests increased to $1,751,870 from $984,532 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 78%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 50%, or $18.30 per barrel, resulting in an increase of approximately $299,000 in income from net profits interests. Oil sales represented 38% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 35% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $1.48 per mcf, resulting in an increase of approximately $314,100 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $613,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production increased approximately 1,351 barrels or 9% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in an increase of approximately $49,900 in income from net profits interests.

Gas production increased approximately 28,045 mcf or 15% during the same period, resulting in an increase of approximately $154,800 in income from net profits interests.

The total increase in income from net profits interests due to the change in production is approximately $204,700. The increase in oil and gas volumes is from five new wells drilled in 2005. The stimulation of a gas well in late 2004 also contributed to the increase in gas volumes.

Lease operating costs and production taxes were 8% higher, or approximately $49,300 more during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $207,658 from $236,699 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 12%. The decrease is the result of depletion expense, general and administrative costs and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $8,600 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense decreased to $73,829 for the nine months ended September 30, 2005 from $80,781 for the same period in 2004. This represents a decrease of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $1.43 applied to 51,706 BOE as compared to $1.77 applied to 45,681 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $17,332 for the nine months ended September 30, 2005 from $30,803 for the same period in 2004. This represents a decrease of 44%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $1,458,400 in the nine months ended September 30, 2005 as compared to approximately $844,600 in the nine months ended September 30, 2004. The primary source of the 2005 cash flow from operating activities was operations.

Cash flows used in financing activities were approximately $1,439,100 in the nine months ended September 30, 2005 as compared to approximately $875,000 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $1,450,000 of which $1,305,000 was distributed to the limited partners and $145,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $65.25. Total distributions during the nine months ended September 30, 2004 were $875,000 of which $787,500 was distributed to the limited partners and $87,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $39.38.

The sources for the 2005 distributions of $1,450,000 were oil and gas operations of approximately $1,458,400, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2004 distributions of $875,000 were oil and gas operations of approximately $844,600, with the balance from available cash on hand at the beginning of the period.

Cumulative  cash  distributions  of  $20,778,986  have  been  made  to  the partners. As of September 30, 2005, $18,716,791 or $935.84 per limited partner unit has been distributed to the limited partners, representing a 187% return of the capital contributed.

As of September 30, 2005, the Partnership had approximately $658,300 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Disclosure Controls and Procedures
The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership's reports to the SEC. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:     November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005