Form 10-K
period 2005-12-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2006-03-30
CIK 796489

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

                      limited partnership interests

Indicate  by check mark if the registrant is a well-known seasoned  issuer,
as defined in Rule 405 of the Securities Act.       Yes     No  X

Indicate  by  check mark if the registrant is not required to file  reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large  accelerated filer [   ]      Accelerated  filer   [    ]       Non-
 accelerated filer  [X]

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

 1.  Business                                                            5

1B.  Unresolved Staff Comments                                           8

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         15

 8.  Financial Statements and Supplementary Data                        16

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             31

9A.  Controls and Procedures                                            31

9B.  Other Information                                                  31

                                 Part III

10.  Directors and Executive Officers of the Registrant                 32

11.  Executive Compensation                                             32

12.  Security Ownership of Certain Beneficial Owners and Management     33

13.  Certain Relationships and Related Transactions                     33

14.  Principal Accountant Fees and Services                             33

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         34

     Signatures                                                         38

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

     Standardized measure of discounted future net cash flows. Present value of proved reserves, as adjusted to give effect to estimated future abandonment costs, net of the estimated salvage value of related equipment.

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

During 2005, the Partnership entered into farmout agreements with the Managing General Partner through which the Managing General Partner drilled seven wells and performed workovers on three wells. The partnership paid none of the cost to drill and complete or workover these wells. The wells involved and interest retained are as follows:

Drill   Barnett          10%
        Amacker #4
Drill   JS Lane #6       10%
Drill   Middleton 124    12.5
        C #9             %
Drill   Elizabeth        10%
        Windham #6
Drill   RS Windham #4    10%
Drill   RS Windham B     10%
        #2
Drill   RS Windham B     10%
        #3
Workov  Mary Shirk #1    30%
er
Workov  Mary Shirk #2    20%
er
Workov  RS Windham #1    10%
er

Principal Products and Markets
The Partnership has acquired and holds royalty interests and net profit interests in oil and gas properties located in Texas and Oklahoma. All activities of the Partnership are confined to the continental United States. During 2005, 38% of the Partnership's revenues were derived from the sale of oil production and 62% were derived from gas production. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

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

Environmental Matters

The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2006. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

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

Item 1B.  Unresolved Staff Comments

     Not applicable.

Item 2.   Properties

As of December 31, 2005, the Partnership possessed an interest in oil and gas properties located in Garvin, Leflore, McClain and Noble Counties of Oklahoma; Brazos, Burleson, Fayette, Lee, Nolan, Pecos, Upton, Ward and Winkler Counties of Texas. These properties consist of various interests in approximately 171 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2005 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines and standardized measure of discounted future net cash flows.

                       Proved Developed      Proved      Total
                      -------------------    -------    -------
                      -------------------    -------      ----
                           ---------          ----
                      Produci    Nonprod     Undevel     Proved
                         ng       ucing       oped
                      -------    -------     -------    -------
                      -------    -------     -------      ----
                       -----       ----       ----
Oil (Bbls)            149,000     95,000      23,000      267,000
Gas (Mcf)             3,881,00    325,000     915,000     5,121,00
                      0                                 0
Total (BOE)           796,000     149,000     176,000     1,121,00
                                                        0

Standardized  measure
of discounted
   future  net   cash                                     $20,599
flows                                                   ,000

The following table sets forth certain information as of December 31, 2005 regarding the Partnership's proved oil and gas reserves for certain significant fields.

                  Proved Reserves
              ------------------------
              ------------------------
                      --------
                                Total     Percen
                                 Oil       t of
               Oil      Gas     Equiva    Total
                                 lent      Oil
              (Bbls    (Mcf)    (BOE)     Equiva
                )                          lent
              -----    ------   ------    ------
              -----    -----    ------    ------
               ---               ---       ---
              76,00    4,551,   834,00    74.4%
Amacker/Wilsh 0        000      0
ire
 Rhoda Walker 154,0    471,00   233,00    20.8%
              00       0        0
 Other        37,00    99,000   54,000    4.8%
              0
              -----    ------   ------    ------
              -----    ------   ------    ------
              --                --        --
 Total        267,0    5,121,   1,121,    100.0%
              00       000      000
              =====    ======   ======    ======
              ==       =        ==        ==

The estimates of proved reserves at December 31, 2005 and the standardized measure of discounted future net cash flows were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the standardized measure of discounted future net cash flows set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the standardized measure of discounted future net cash flows as of December 31, 2005 were $59.69 per Bbl of oil and natural gas liquids and $10.43 per Mcf of gas, as compared to $42.02 per Bbl of oil and $5.36 per Mcf of gas as of December 31, 2004.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and standardized measure are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2005 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2005 there were 559 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined at the sole discretion of the Managing General Partner." During 2005, distributions were made totaling $2,000,000, with $1,800,000 ($90.00 per unit) distributed to the limited partners and $200,000 to the general partner.

Issuer Purchases of Equity Securities
After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented at the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2005.

                Total
               Number
              of Units       Average
                              Price
   Period     Purchase      Paid Per
                  d           Unit
------------- --------      --------
------------- --------      --------
     --           -            --
January 2005      20         $460.54
February 2005      -              -
 March 2005        -              -
 April 2005        -              -
  May 2005         -              -
  June 2005        -              -
  July 2005   826.50         528.15
 August 2005       -              -
  September        -              -
    2005
October 2005                      -
November 2005      -              -
December 2005      -              -
              --------        -------
              -             ---
   TOTALS      846.5         $526.55
               =====         ======

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 should be read in conjunction with the financial statements included in Item 8:

                                   Years ended December 31,
                        2005       2004       2003      2002       2001
                       ------     ------     ------    ------     ------
Revenues            $ 2,310,70    1,375,0   1,237,7    104,701    964,152
                      0           40        19

Net  income (loss)
before
 cumulative effect
of
 accounting change    2,033,48    1,082,1   904,659    (171,77    571,669
                      9           68                   5)

Net income            2,033,48    1,082,1   1,021,2    358,225    571,669
                      9           68        96

Partners' share
 of net income:

General partners      203,349     108,217   102,130    35,822     57,167

Limited partners      1,830,14    973,951   919,166    322,403    514,502
                      0

Limited partners'
 net income (loss)
per unit
 before cumulative
effect
   of   accounting     91.51       48.70    40.71      (7.73)     25.73
change

Limited partners'
  net  income  per     91.51       48.70    45.96      16.12      25.73
unit

Limited partners'
              cash
distributions
 per unit              90.00       50.63    33.75      -          50.74

Total assets        $ 2,816,45    2,773,7   2,828,4    2,047,1    1,688,4
                      4           92        12         63         19

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-K with data that is not readily available from those statements.

                               Year Ended December 31,
                               2005      2004      2003
                              ------    ------   --------
                                                  -----
Oil production in            21,708    19,991    21,800
barrels
Gas production in mcf        262,245   245,548   275,100
Total (BOE)                  65,416    60,916    67,650
Average price per barrel  $    56.14     39.43
of oil                                           29.69
Average price per mcf of  $     7.62      5.90
gas                                              4.84
Partnership               $  2,000,00  1,125,04  750,091
distributions                0         1
Limited partner           $  1,800,00  1,012,53  675,082
distributions                0         2
Per unit distribution to  $    90.00     50.63
limited partners                                 33.75
Number of limited            20,000    20,000    20,000
partner units

Operating Results
The following discussion compares our results for the year ended December 31, 2005 to the two previous years. All references to 2005, 2004 and 2003 within this section refer to the respective annual periods.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2005 to 2004, oil and gas sales increased $981,100, of which price variances accounted for a $814,900 increase and production variances accounted for a $166,200 increase. Comparing 2004 to 2003, oil and gas sales increased $256,200, of which price variances accounted for a $453,100 increase and production variances accounted for a $196,900 decrease.

Production in 2005 (on a BOE basis) was 7% higher than 2004 and 3% lower than 2003. We increased our oil and gas production in 2005 due primarily to production from new wells.

In 2005, our realized oil price was 42% higher than 2004 and 89% higher than 2003, while our realized gas price was 29% higher than 2004 and 57% higher than 2003. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $14.18 per BOE in 2004 and increased from $11.12 per BOE in 2003 to $13.95 per BOE in
2005. Oil and gas production costs per BOE decreased primarily due to increased production from new wells. Oil and gas production costs increased in 2005 over 2004 primarily due to an increase in production tax costs due to higher product prices. It is likely that these factors will continue to contribute to higher production costs in future periods.

Expenses
Depletion on a BOE basis decreased 13% from 2004 and 25% from 2003. Comparing 2005 to 2004, depletion expense decreased $7,200, of which rate variances accounted for a $14,700 decrease and production variances accounted for a $7,500 increase. Comparing 2004 to 2003, depletion expense decreased $28,300, of which rate variances accounted for a $15,400 decrease and production variances accounted for a $12,900 decrease. Depletion rates are a function of net capitalized costs and estimated reserve quantities. The rates for 2006 are expected to be similar to the 2005 rates.

General and administrative ("G&A") expenses were 6% lower than 2004 and 5% lower than 2003 due primarily to lower engineering fees and lower annual report printing costs.

Liquidity and Capital Resources
Partnership distributions during the year ended December 31, 2005 were $2,000,000, of which $1,800,000 was distributed to the limited partners and $200,000 to the general partners. Cumulative cash distributions of
$21,328,986 have been made to the general and limited partners as of December 31, 2005. As of December 31, 2005, $19,211,791 or $960.59 per
limited partner unit has been distributed to the limited partners, representing 192% of contributed capital.

Our primary source of cash from operating activities is our oil and gas sales, net of production costs. Cash flow provided by operating activities for 2005 was 110% higher than 2004 due to the combined effects of several drivers. The positive benefits of a 44% increase in oil and gas sales, driven primarily by higher oil and gas prices, were offset in part by increases in production costs. Our only use in financing activities is the distribution to partners which was 78% higher than 2004.

As of December 31, 2005, the Partnership had approximately $624,400 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 17

Balance Sheets                                                          18

Statements of Operations                                                19

Statement of Changes in Partners' Equity                                20

Statements of Cash Flows                                                21

Notes to Financial Statements                                           23

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties, Inc. Income Fund VI
(A Tennessee Limited Partnership)


We have audited the accompanying balance sheets of Southwest Royalties, Inc. Income Fund VI (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties, Inc. Income Fund VI as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.






KPMG LLP
Dallas, Texas
March 30, 2006

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                              Balance Sheets
                        December 31, 2005 and 2004


                                           2005      2004
                                          ------    ------
Assets
---------
Current assets:
 Cash and cash equivalents            $  271,508   128,990
  Receivable  from  Managing  General    352,550   342,286
Partner
 Other                                   522       313
                                         --------  --------
                                         ------    ------
   Total current assets                  624,580   471,589
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,531,46  8,547,31
                                         7         7
  Less accumulated depreciation,
   depletion and amortization            6,339,59  6,245,11
                                         3         4
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,191,87  2,302,20
                                         4         3
                                         --------  --------
                                         ------    ------
                                      $  2,816,45  2,773,79
                                         4         2
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current   liability  -   distribution $  180       -
payable
                                         --------  --------
                                         ------    ------

Asset retirement obligation              510,646   501,653
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (623,772  (627,121
                                         )         )
 Limited partners                        2,929,40  2,899,26
                                         0         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,305,62  2,272,13
                                         8         9
                                         --------  --------
                                         ------    ------
                                      $  2,816,45  2,773,79
                                         4         2
                                         ========  ========














                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Operations
               Years ended December 31, 2005, 2004 and 2003

                                     2005      2004      2003
                                    ------    ------    ------
Revenues
-------------
   Income   from  net   profits $  2,304,45  1,372,32  1,227,58
interests                          6         3         9
 Interest income                   5,399     1,972     1,178
 Other                             845       745       8,952
                                   --------  --------  --------
                                   ------    -----     -----
                                   2,310,70  1,375,04  1,237,71
                                   0         0         9
                                   --------  --------  --------
                                   ------    -----     -----
Expenses
-------------
  Depreciation,  depletion  and    94,479    101,654   130,000
amortization
 Accretion expense                 27,488    26,642    39,008
 General and administrative        155,244   164,576   164,052
                                   --------  --------  --------
                                   ------    -----     -----
                                   277,211   292,872   333,060
                                   --------  --------  --------
                                   ------    -----     -----
Net  income  before  cumulative
effect
 of accounting change              2,033,48  1,082,16  904,659
                                   9         8

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See    -         -         116,637
Note 3
                                   --------  --------  --------
                                   ------    -----     -----
Net income                      $  2,033,48  1,082,16  1,021,29
                                   9         8         6
                                   ========  =======   =======
Net income allocated to:

 Managing General Partner       $  203,349   108,217   102,130
                                   ========  =======   =======
 Limited partners               $  1,830,14  973,951   919,166
                                   0
                                   ========  =======   =======
    Per  limited  partner  unit $    91.51     48.70
before cumulative effect                               40.71
     Cumulative   effects   per          -         -
limited partner unit                                   5.25
                                   --------  --------  --------
                                   ------    -----     -----
  Per limited partner unit      $    91.51     48.70
                                                       45.96
                                   ========  =======   =======












                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2005, 2004 and 2003


                           General   Limited
                           Partner   Partners   Total
                           --------  --------  --------
                             ---      -----
Balance   at  December  $  (649,950  2,693,75  2,043,80
31, 2002                   )         7         7

 Net income                102,130   919,166   1,021,29
                                               6

 Distributions             (75,009)  (675,082  (750,091
                                     )         )
                           --------  --------  --------
                           ------    ------    ------
Balance   at  December     (622,829  2,937,84  2,315,01
31, 2003                   )         1         2

 Net income                108,217   973,951   1,082,16
                                               8

 Distributions             (112,509  (1,012,5  (1,125,0
                           )         32)       41)
                           --------  --------  --------
                           ------    ------    ------
Balance   at  December     (627,121  2,899,26  2,272,13
31, 2004                   )         0         9

 Net income                203,349   1,830,14  2,033,48
                                     0         9

 Distributions             (200,000  (1,800,0  (2,000,0
                           )         00)       00)
                           --------  --------  --------
                           ------    ------    ------
Balance   at  December  $  (623,772  2,929,40  2,305,62
31, 2005                   )         0         8
                           ========  ========  ========



























                  The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

                                      2005      2004      2003
                                     ------    ------    ------
Cash   flows   from   operating
activities:

 Cash received from net profits  $  2,291,33  1,180,93  1,124,00
interests                           8         6         2
  Cash  paid for administrative
fees and general
  and administrative overhead       (155,244  (164,576  (164,052
                                    )         )         )
 Interest received                  5,399     1,972     1,178
 Other                              845       745       8,952
                                    --------  --------  --------
                                    ------    ------    ------
     Net   cash   provided   by     2,142,33  1,019,07  970,080
operating activities                8         7
                                    --------  --------  --------
                                    ------    ------    ------
Cash   flows   from   investing
activities:

 Sale of oil and gas properties     -         -         306
                                    --------  --------  --------
                                    ------    ------    ------
Cash   flows   from   financing
activities:

 Distributions to partners          (2,000,0  (1,125,0  (750,091
                                    00)       41)       )
    Increase   (decrease)    in     180       -         (3,356)
distributions payable
                                    --------  --------  --------
                                    ------    ------    ------
   Net  cash  used in financing     (1,999,8  (1,125,0  (753,447
activities                          20)       41)       )
                                    --------  --------  --------
                                    ------    ------    ------
  Net  increase  (decrease)  in     142,518   (105,964  216,939
cash and cash equivalents                     )

 Beginning of year                  128,990   234,954   18,015
                                    --------  --------  --------
                                    ------    ------    ------
 End of year                     $  271,508   128,990   234,954
                                    ========  ========  ========
                                                        (continu
                                                        ed)
                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2005, 2004 and 2003

                                      2005      2004      2003
                                     ------    ------    ------
Reconciliation of net income to
net
  cash  provided  by  operating
activities:
Net income                       $  2,033,48  1,082,16  1,021,29
                                    9         8         6

Adjustments  to  reconcile  net
income to
 net cash provided by operating
activities:

  Depreciation,  depletion  and     94,479    101,654   130,000
amortization
 Accretion expense                  27,488    26,642    39,008
  Settlement  of  ARO  for  P&A     (2,645)   (38,389)  -
wells
 Cumulative effect of change in     -         -         (116,637
accounting principle                                    )
 Increase in receivables            (10,473)  (152,998  (103,587
                                              )         )
                                    --------  --------  --------
                                    ------    ------    ------
Net  cash provided by operating  $  2,142,33  1,019,07  970,080
activities                          8         7
                                    ========  ========  ========
Noncash investing and financing
activities:
 Increase in oil and properties
- Adoption
  of SFAS No. 143                $  -         -         616,464
                                    ========  ========  ========
 (Decrease) increase in oil and
gas properties -
  SFAS No. 143                   $  (15,850)  -         422
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

    Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2005, 2004 and 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

2.  Summary of Significant Accounting Policies - continued

    Oil and Gas Properties - continued
   The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2005, there were no timing differences which resulted in a deficit net profit interest.

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

    Revenue Recognition
    The Partnership recognizes oil and gas sales when delivery to the purchaser has occurred and title has transferred. This occurs when production has been delivered to a pipeline or transport vehicle.

    Gas Balancing
    The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2005 and 2004, the Partnership was under produced by 5,312 and 5,306 mcf of gas, respectively.

    Income Taxes
    No   provision  for  income  taxes  is  reflected  in  these  financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

    In   accordance  with  the  requirements  of  Statement  of   Financial
    Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2005 and 2004 is $1,880,677 and $1,932,696, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

    Number of Limited Partner Units
    As of December 31, 2005, 2004 and 2003, there were 20,000 limited partner units outstanding held by 559, 602 and 667 partners.

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

    Net Income per limited partnership unit
    The net income per limited partnership unit is calculated by using the number of outstanding limited partnership units.

    Recent Accounting Pronouncements
    In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership adopted this statement in the third quarter of 2005, and it did not have an effect on the financial statements.

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

3.  Asset Retirement Obligations
    On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). The standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated  depreciation,  of  $616,464,  a  long  term  liability  of
    $499,827 and a gain of $116,637 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.  Asset Retirement Obligation - continued

    Changes in abandonment obligations for 2005 and 2004 are as follows:

                                        2005     2004
                                       -------  -------
Beginning of year                   $  501,653  513,400
Additional abandonment obligations     3,934    -
from new wells
Reduction  of obligations  due  to     (32,811  -
farmouts                               )
Reduction  of obligations  due  to     (2,645)  (38,389
wells plugged and abandoned                     )
Accretion expense                      27,488   26,642
Revisions of previous estimates        13,027   -
                                       -------  -------
                                       -------  -----
End of year                         $  510,646  501,653
                                       =======  =======
                                       =

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

    As of December 31, 2005, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of the Partnership's properties.

5.  Related Party Transactions
    A significant portion of the oil and gas properties in which the Partnership has an interest are purchased from and operated by the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $92,700, $85,700 and $83,000, for the years ended December 31, 2005, 2004 and 2003, respectively. The amounts for administrative overhead attributable to operating the partnerships properties has been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties in which the Partnership also participates.

    Southwest Royalties, Inc., the Managing General Partner, was paid $144,000 during 2005, 2004 and 2003, as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

5.  Related Party Transactions - continued
    Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $352,600 and $342,300 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2005 and 2004, respectively.

6.  Oil and Gas Reserves Information (unaudited)
    The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant's year end with no provision for price and cost escalations except by contractual arrangements. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. All of the Partnership's reserves are located in the United States. For information about the Partnership's results of operations from oil and gas producing activities, see the accompanying statements of operations.

    The Partnership's interest in proved oil and gas reserves is as follows:

                                Oil       Gas
                               (bbls)    (mcf)
                              --------  --------
                                ----     -----
Total Proved -

January  1, 2003              198,000   4,408,00
                                        0

      Sales  of reserves  in  (3,000)   (13,000)
place
      Revisions of  previous  12,000    1,129,00
estimates                               0
     Production               (22,000)  (275,000
                                        )
                              --------  --------
                              ----      ------
December 31, 2003             185,000   5,249,00
                                        0

       New  discoveries  and  83,000    678,000
extensions
      Revisions of  previous  23,000    200,000
estimates
     Production               (20,000)  (246,000
                                        )
                              --------  --------
                              ----      ------
December 31, 2004             271,000   5,881,00
                                        0

       New  discoveries  and  2,000     15,000
extensions
      Revisions of  previous  16,000    (513,000
estimates                               )
     Production               (22,000)  (262,000
                                        )
                              --------  --------
                              ----      ------
December 31, 2005             267,000   5,121,00
                                        0
                              =======   ========
Proved developed reserves -
December 31, 2003             138,000   4,018,00
                                        0
                              =======   ========
December 31, 2004             227,000   4,326,00
                                        0
                              =======   ========
December 31, 2005             243,000   4,206,00
                                        0
                              =======   ========

    Net revisions of 70,000 BOE in 2005 consisted of approximately 44,000 BOE of upward revisions attributable to the effects of higher product prices on the estimated quantities of proved reserves, net of downward revisions of approximately 114,000 BOE attributable to well performance primarily from properties in the Amacker/Wilshire field of West Texas.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

6.  Oil and Gas Reserves Information (unaudited) - continued
   Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average oil price of $59.69, $42.02 and $31.26 per barrel.

    Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The standardized measure as of December 31, 2005, 2004 and 2003 reflects an average natural gas price of $10.43, $5.36 and $5.31 per Mcf.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

6.  Oil and Gas Reserves Information (unaudited) - continued
    The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2005, 2004 and 2003 is presented below:

                            2005      2004      2003
                           ------    ------    ------
Future cash inflows    $  69,358,0  42,902,0  33,658,0
                          00        00        00
Production,
development
    and   abandonment     18,482,0  12,108,0  8,608,00
costs                     00        00        0
                          --------  --------  --------
                          ------    ------    ------
Future net cash flows     50,876,0  30,794,0  25,050,0
                          00        00        00
10%  annual  discount
for
  estimated timing of     30,277,0  16,769,0  13,629,0
cash flows                00        00        00
                          --------  --------  --------
                          ------    -----     ------
Standardized  measure
of
   discounted  future
net cash
 flows                 $  20,599,0  14,025,0  11,421,0
                          00        00        00
                          ========  ========  ========

     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2004 and 2003 are as follows:

                            2005      2004      2003
                            ----      ----      ----
Sales of oil and  gas
produced,
  net  of  production  $  (2,304,0  (1,372,0  (1,228,0
costs                     00)       00)       00)
Extensions        and     118,000   2,799,00  -
discoveries                         0
Changes in prices and
production
 costs                    10,253,0  185,000   1,679,00
                          00                  0
Changes of production
rates
 (timing) and others      (1,618,0  (766,000  (151,000
                          00)       )         )
Sales of minerals  in     -         -         (18,000)
place
Revisions of previous
 quantities estimates     (1,278,0  616,000   2,148,00
                          00)                 0
Accretion of discount     1,403,00  1,142,00  817,000
                          0         0
Discounted future net
cash flows -
 Beginning of year        14,025,0  11,421,0  8,174,00
                          00        00        0
                          --------  --------  --------
                          ------    ------    ------
 End of year           $  20,599,0  14,025,0  11,421,0
                          00        00        00
                          ========  ========  ========

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

7.   Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2005:
 Total revenues             $ 567,129   533,681   655,046   554,844
 Total expenses               71,773    72,428    63,457    69,553
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                   495,356   461,253   591,589   485,291
                              =======   =======   =======   =======

  Net  income per  limited  $  22.29
partner unit                            20.76     26.62     21.84
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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

CLAYTON W. WILLIAMS, age 74, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 54, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 51, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

RANDY HOWARD, age 50, is Vice President - of the Managing General Partner, having served in this capacity since March 2006.

ROBERT C. LYON, age 69, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 49, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

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

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $144,000 during 2005, 2004 and 2003 as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through  repurchase  offers to the limited partners, the  Managing  General
Partner owns 9,118.4 limited partner units, a 41.0% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 51.0%.

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

Item 13.  Certain Relationships and Related Transactions

In   2005,   the   Managing  General  Partner  received  $144,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $92,700 for administrative overhead attributable to operating such properties during 2005.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG during those periods.

For  the  Year Ended December    2005      2004
31,
                                ------    ------
Audit Fees                     $13,303   $
                                         12,865
Audit Related Fees                  -         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -
                                 ------    ------
                               ---       --
    TOTAL                      $13,303   $
                                         12,865
                                =====
                                         =====

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

                          Date:  March 30, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 30, 2006                     Date:     March 30, 2006




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 30, 2006

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


Date:  March 30, 2006              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  March 30, 2006              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   March 30, 2006


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

                                   March 30, 2006