Form 10-Q
period 2006-03-31
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2006-05-15
CIK 796489

1 of 19
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes X No ___

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
       Large   accelerated  filer  ___         Accelerated   filer   ___
Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes__ No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 19.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets


                                           March   December
                                            31,       31,
                                           2006      2005
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  267,665   271,508
  Receivable  from  Managing  General    364,844   352,550
Partner
 Distribution receivable                 135       -
 Other                                   204       522
                                         --------  --------
                                         ------    ------
   Total current assets                  632,848   624,580
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,531,98  8,531,46
                                         4         7
  Less accumulated depreciation,
   depletion and amortization            6,365,78  6,339,59
                                         2         3
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,166,20  2,191,87
                                         2         4
                                         --------  --------
                                         ------    ------
                                      $  2,799,05  2,816,45
                                         0         4
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current   liability  -   distribution $  -         180
payable
                                         --------  --------
                                         ------    ------

Asset retirement obligation              520,956   510,646
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (626,525  (623,772
                                         )         )
 Limited partners                        2,904,61  2,929,40
                                         9         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,278,09  2,305,62
                                         4         8
                                         --------  --------
                                         ------    ------
                                      $  2,799,05  2,816,45
                                         0         4
                                         ========  ========












                 The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2006      2005
                                     ------    ------
Revenues
-------------
Income    from   net    profits  $  623,785   565,429
interests
Interest                            2,382     844
Other                               -         856
                                    --------  --------
                                    ---       ---
                                    626,167   567,129
                                    --------  --------
                                    ---       ---
Expenses
-------------
Depreciation,   depletion   and     26,189    25,113
amortization
Accretion expense                   9,793     5,889
General and administrative          42,719    40,771
                                    --------  --------
                                    ---       ---
                                    78,701    71,773
                                    --------  --------
                                    ---       ---
Net income                       $  547,466   495,356
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  54,747    49,536
                                    ======    ======
 Limited partners                $  492,719   445,820
                                    ======    ======
  Per limited partner unit       $   24.64     22.29
                                    ======    ======





















                 The accompanying notes are an integral
                   part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                          March 31,
                                        2006      2005
                                       ------    ------
Cash    flows   from    operating
activities:

  Cash received from income  from
net profits
  interests                        $  611,809   560,005
 Cash paid to suppliers               (42,719)  (40,771)
 Interest received                    2,382     844
 Other                                -         856
                                      --------  --------
                                      --        --
   Net cash provided by operating     571,472   520,934
activities
                                      --------  --------
                                      --        --
Cash    flows   from    financing
activities:

 Distributions to partners            (575,000  (500,000
                                      )         )
     (Decrease)    increase    in     (315)     8,598
distribution payable
                                      --------  --------
                                      --        --
Net   cash   used  in   financing     (575,315  (491,402
activities                            )         )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (3,843)   29,532
and cash equivalents

 Beginning of period                  271,508   128,990
                                      --------  --------
                                      --        --
 End of period                     $  267,665   158,522
                                      ======    ======
Reconciliation of net  income  to
net
    cash  provided  by  operating
activities:

Net income                         $  547,466   495,356

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     26,189    25,113
amortization
  Accretion  of asset  retirement     9,793     5,889
obligation
 Increase in receivables              (11,976)  (5,424)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  571,472   520,934
activities
                                      ======    ======
Noncash  investing and  financing
activities:

Increase   in   oil    and    gas  $  -         2,015
properties - SFAS No. 143
                                      ======    ======






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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2006, and for the three months ended March 31, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.  Asset Retirement Obligations

    Changes in abandonment obligations for the three months ended March 31, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  510,646  501,653
Additional abandonment obligations     517      2,015
from new wells
Accretion expense                      9,793    5,889
                                       -------  -------
                                       -------  -----
End of year                         $  520,956  509,557
                                       =======  =======
                                       =

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Three Months Ended
                                 March 31,
                               2006      2005
                              ------    ------
Oil production in            5,762     5,453
barrels
Gas production in mcf        67,558    70,712
Total (BOE)                  17,022    17,238
Average price per barrel  $    64.47
of oil                                 51.92
Average price per mcf of  $     7.52
gas                                    5.79
Partnership               $  575,000   500,000
distributions
Limited partner           $  517,500   450,000
distributions
Per unit distribution to  $    25.88
limited partners                       22.50
Number of limited            20,000    20,000
partner units

Operating Results
The following discussion compares our results for the quarters ended March 31, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $186,700, of which price variances accounted for a $188,900 increase and production variances accounted for a $2,200 decrease.

Production in 2006 (on a BOE basis) was 1% lower than 2005. We increased our oil production in 2006 due primarily to improved performance on a well. Our gas production was 4% lower in 2006 than 2005 due primarily to normal production declines.

In 2006, our realized oil price was 24% higher than 2005, while our realized gas price was 30% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $7.39 per BOE in 2005 to $15.02 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to well repairs on six properties.

Expenses
Depletion on a BOE basis increased 6% in 2006. Comparing 2006 to 2005, depletion expense increased $1,100, of which rate variances accounted for a $1,400 increase and production variances accounted for a $300 decrease.

Accretion expense increased 66% in 2006 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 5% higher in 2006.

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2006 were $575,000, of which $517,500 was distributed to the limited partners and $57,500 to the general partners. Cumulative cash distributions of
$21,903,986 have been made to the general and limited partners as of March 31, 2006. As of March 31, 2006, $19,729,291 or $986.46 per
limited partner unit has been distributed to the limited partners, representing 197% of contributed capital.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had a significant effect on the partnership.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  May 15, 2006

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


Date:  May 15, 2006                /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund
VI

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


Date:  May 15, 2006                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                    Vice  President and Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund
VI

                                                            Exhibit 32.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                         CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   May 15, 2006


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

                                   May 15, 2006