Form 10-Q
period 2006-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2006-08-14
CIK 796489

1

                           FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ___        Accelerated filer ___         Non-
accelerated filer  X

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

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

                PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets


                                         June 30,  December
                                                      31,
                                           2006      2005
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  95,408    271,508
  Receivable  from  Managing  General    470,146   352,550
Partner
 Distribution receivable                 135       -
 Other                                   125       522
                                         --------  --------
                                         ------    ------
   Total current assets                  565,814   624,580
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,531,98  8,531,46
                                         4         7
  Less accumulated depreciation,
   depletion and amortization            6,393,12  6,339,59
                                         0         3
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,138,86  2,191,87
                                         4         4
                                         --------  --------
                                         ------    ------
                                      $  2,704,67  2,816,45
                                         8         4
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current   liability  -   distribution $  -         180
payable
                                         --------  --------
                                         ------    ------

Asset retirement obligation              531,995   510,646
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (637,055  (623,772
                                         )         )
 Limited partners                        2,809,73  2,929,40
                                         8         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,172,68  2,305,62
                                         3         8
                                         --------  --------
                                         ------    ------
                                      $  2,704,67  2,816,45
                                         8         4
                                         ========  ========









                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended  Six Months Ended
                                      June 30,           June 30,
                                   2006      2005      2006     2005
                                  -----     -----     -----    -----
    Revenues
    -------------
    Income  from net profits  $  527,941   532,579   1,151,7  1,098,0
    interests                                        26       09
    Interest                     2,138     1,100     4,519    1,957
    Other                        -         2         -        845
                                 --------  --------  -------  -------
                                 --        --        ------   ------
                                 530,079   533,681   1,156,2  1,100,8
                                                     45       11
                                 --------  --------  -------  -------
                                 --        --        ------   ------
    Expenses
    ------------
    Depreciation,  depletion     27,338    25,669    53,527   50,782
    and amortization
    Accretion expense            11,039    5,894     20,832   11,783
    General              and     46,996    40,865    89,715   81,637
    administrative
                                 --------  --------  -------  -------
                                 --        --        ------   ------
                                 85,373    72,428    164,074  144,202
                                 --------  --------  -------  -------
                                 --        --        ------   ------
    Net income                $  444,706   461,253   992,171  956,609
                                 ======    ======    =======  =======
    Net income allocated to:
    Managing         General  $  44,471    46,125    99,217   95,661
    Partner
                                 ======    ======    =======  =======
    Limited Partners          $  400,235   415,128   892,954  860,948
                                 ======    ======    =======  =======
       Per  limited  partner  $    20.01    20.76     44.65    43.05
    unit
                                 ======    ======    =======  =======





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2006      2005
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  1,034,52  1,102,86
                                      7         0
 Cash paid to suppliers               (89,715)  (81,637)
 Interest received                    4,519     1,957
 Other                                -         845
                                      --------  --------
                                      -----     -----
   Net cash provided by operating     949,331   1,024,02
activities                                      5
                                      --------  --------
                                      -----     -----
Cash    flows   from    financing
activities:
 Distributions to partners            (1,125,1  (1,000,0
                                      16)       00)
     (Decrease)    increase    in     (315)     9,722
distributions payable/receivable
                                      --------  --------
                                      -----     -----
   Net  cash  used  in  financing     (1,125,4  (990,278
activities                            31)       )
                                      --------  --------
                                      -----     -----

Net  (decrease) increase in  cash     (176,100  33,747
and cash equivalents                  )

Beginning of period                   271,508   128,990
                                      --------  --------
                                      -----     -----
End of period                      $  95,408    162,737
                                      =======   =======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  992,171   956,609

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     53,527    50,782
amortization
 Accretion expense                    20,832    11,783
     (Increase)    decrease    in     (117,199  4,851
receivables                           )
                                      --------  --------
                                      -----     -----
Net  cash  provided by  operating  $  949,331   1,024,02
activities                                      5
                                      =======   =======
Noncash  investing and  financing
activities:

  Increase (decrease) in oil  and
gas properties -
  SFAS No. 143                     $  517       (14,622)
                                      =======   =======

                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

1.  Organization
          Southwest Royalties, Inc. Income Fund VI was organized under the laws of the state of Tennessee on December 4, 1986 for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the
    Partnership  Agreement.   The  Partnership  sells  its  oil   and   gas
    production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the
    Managing General Partner.    Revenues, costs and expenses are allocated
    as follows:
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

         (2)Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2006, and for the three and six months ended June 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.  Asset Retirement Obligations

     Changes in abandonment obligations for the six months ended June 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  510,646  501,653
Additional abandonment obligations     517      2,259
from new wells
Reduction  of obligations  due  to     -        (16,880
farmouts                                        )
Accretion expense                      20,832   11,783
                                       -------  -------
                                       -------  -----
End of period                       $  531,995  498,815
                                       =======  =======
                                       =

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties, Inc. Income Fund VI was organized as a Tennessee limited partnership on December 4, 1986. The offering of such limited partnership interests began August 25, 1986, minimum capital requirements were met October 3, 1986 and concluded January 29, 1987 with total limited partner contributions of $10,000,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked, or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

Increases or decreases in Partnership revenues and, therefore, distributions to partners, will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            6,022     5,828
barrels
Gas production in mcf        71,612    69,227
Total (BOE)                  17,957    17,366
Average price per barrel  $    68.95
of oil                                 52.77
Average price per mcf of  $     7.48
gas                                    7.20
Partnership               $  550,116   500,000
distributions
Limited partner           $  495,116   450,000
distributions
Per unit distribution to  $    24.76
limited partners                       22.50
Number of limited            20,000    20,000
partner units

Operating Results
The following discussion compares our results for the quarters ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $144,800, of which price variances accounted for a $117,400 increase and production variances accounted for a $27,400 increase.

Production in 2006 (on a BOE basis) was 3% higher than 2005. We increased our oil and gas production in 2006 due primarily to a new well completed in the first quarter 2006.

In 2006, our realized oil price was 31% higher than 2005, while our realized gas price was 4% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $15.74 per BOE in 2005 to $23.55 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to a workover performed on a well.

Expenses
Depletion on a BOE basis increased 3% in 2006. Comparing 2006 to 2005, depletion expense increased $1,700, of which rate variances accounted for a $800 increase and production variances accounted for a $900 increase.

Accretion expense increased 87% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General  and administrative ("G&A") expenses were 15% higher in 2006.   The
increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

 Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                              Six Months Ended
                                  June 30,
                               2006      2005
                              ------    ------
Oil production in            11,784    11,281
barrels
Gas production in mcf        139,170   139,939
Total (BOE)                  34,979    34,604
Average price per barrel  $    66.76
of oil                                 52.36
Average price per mcf of  $     7.50
gas                                    6.49
Partnership               $  1,125,11  1,000,00
distributions                6         0
Limited partner           $  1,012,61  900,000
distributions                6
Per unit distribution to  $    50.63
limited partners                       45.00
Number of limited            20,000    20,000
partner units

Operating Results
The following discussion compares our results for the six months ended June 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective six months period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $331,400, of which price variances accounted for a $310,100 increase and production variances accounted for a $21,300 increase.

Production in 2006 (on a BOE basis) was 1% higher than 2005. We increased our oil production in 2006 due primarily to a new well completed in the first quarter 2006. Our gas production was 1% lower n 2006 than 2005 due primarily to normal production declines.

In 2006, our realized oil price was 28% higher than 2005, while our realized gas price was 16% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $11.58 per BOE in 2005 to $19.40 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to a workover performed on a well.

Expenses
Depletion on a BOE basis increased 4% in 2006. Comparing 2006 to 2005, depletion expense increased $2,800, of which rate variances accounted for a $2,200 increase and production variances accounted for a $600 increase.

Accretion expense increased 77% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General  and administrative ("G&A") expenses were 10% higher in 2006.   The
increase in general and administrative expenses is primarily due to higher professional fees for audit and tax services.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2006 were $1,125,116, of which $1,012,616 was distributed to the limited partners and $112,500 to the general partners. Cumulative cash distributions of $22,454,102 have been made to the general and limited partners as of June 30, 2006. As of June 30, 2006, $20,224,407 or $1,011.22 per limited partner unit has been distributed to the limited partners, representing 202% of contributed capital.

Texas Margin Taxes

In May 2006, the State of Texas adopted House Bill 3, which modified the state's franchise tax structure, replacing the previous tax based on capital or earned surplus with a margin tax (the "Texas Margin Tax") effective with franchise tax reports filed on or after January 1, 2008. The Texas margin Tax is computed by applying the applicable tax rate (1% for the Partnership's business) to the profit margin, which is generally determined by total revenue less either cost of goods sold or compensation as applicable. However the Partnership believes, based on it's interpretation, that the Texas Margin Tax does not apply to the Partnership since substantially all of it's income is derived from a net profits interest.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 11, 2006

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


Date:  August 11, 2006             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  August 11, 2006             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   August 11, 2006


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

                                   August 11, 2006