Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2006-11-13
CIK 796489

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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



         The total number of pages contained in this report is 20

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Royalties, Inc. Income Fund VI
                              Balance Sheets

                                         Septembe  December
                                           r 30,      31,
                                           2006      2005
                                          ------    ------
                                         (unaudit
                                            ed)
Assets
---------
Current assets:
 Cash and cash equivalents            $  89,617    271,508
  Receivable  from  Managing  General    412,539   352,550
Partner
 Other                                   154       522
                                         --------  --------
                                         ------    ------
   Total current assets                  502,310   624,580
                                         --------  --------
                                         ------    ------
Oil  and  gas properties - using  the
full-
 cost method of accounting               8,531,98  8,531,46
                                         4         7
  Less accumulated depreciation,
   depletion and amortization            6,415,66  6,339,59
                                         3         3
                                         --------  --------
                                         ------    ------
   Net oil and gas properties            2,116,32  2,191,87
                                         1         4
                                         --------  --------
                                         ------    ------
                                      $  2,618,63  2,816,45
                                         1         4
                                         ========  ========
Liabilities and Partners' Equity
-------------------------------------
---

Current   liability  -  distributions $  -         180
payable
                                         --------  --------
                                         ------    ------

Asset retirement obligation              542,752   510,646
                                         --------  --------
                                         ------    ------
Partners' equity (deficit):
 General partner                         (646,735  (623,772
                                         )         )
 Limited partners                        2,722,61  2,929,40
                                         4         0
                                         --------  --------
                                         ------    ------
   Total partners' equity                2,075,87  2,305,62
                                         9         8
                                         --------  --------
                                         ------    ------
                                      $  2,618,63  2,816,45
                                         1         4
                                         ========  ========










                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                    September 30,     September 30,
                                   2006       2005     2006    2005
                                   -----     -----    -----    -----
Revenues
------------
Income from net profits        $ 526,169    653,861  1,677,8  1,751,8
interests                                            94       70
Interest                         1,693      1,185    6,212    3,142
Other                            -          -        -        845
                                 ---------  -------- -------  -------
                                 -          --       -----    -----
                                 527,862    655,046  1,684,1  1,755,8
                                                     06       57
                                 ---------  -------- -------  -------
                                 -          --       -----    -----
Expenses
------------
Depreciation, depletion and      22,543     23,047   76,070   73,829
amortization
Accretion of asset retirement    11,301     5,549    32,133   17,332
obligation
General and administrative       40,821     34,861   130,536  116,497
                                 ---------  -------- -------  -------
                                 -          --       -----    -----
                                 74,665     63,457   238,739  207,658
                                 ---------  -------- -------  -------
                                 -          --       -----    -----
Net income                     $ 453,197    591,589  1,445,3  1,548,1
                                                     67       99
                                 ======     ======   =======  =======
Net income allocated to:

 Managing General Partner      $ 45,320     59,159   144,537  154,820
                                 ======     ======   =======  =======
 Limited Partners              $ 407,877    532,430  1,300,8  1,393,3
                                                     30       79
                                 ======     ======   =======  =======
  Per limited partner unit     $   20.39      26.62   65.04   69.67
                                 ======     ======   =======  =======





















                  The accompanying notes are an integral
                    part of these financial statements.

                 Southwest Royalties, Inc. Income Fund VI
                         Statements of Cash Flows
                                (unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                     2006     2005
                                                    -----    -----
          Cash flows from operating activities
          Cash received from income from net    $  1,617,7  1,570,8
          profits interests                        29       69
          Cash paid to suppliers                   (130,53  (116,49
                                                   6)       7)
          Interest received                        6,212    3,142
          Other                                    -        845
                                                   -------  -------
                                                   -----    -----
           Net cash provided by operating          1,493,4  1,458,3
          activities                               05       59
                                                   -------  -------
                                                   -----    -----
          Cash flows used in financing
          activities
          Distributions to partners                (1,675,  (1,450,
                                                   116)     000)
          Decrease (increase) in distributions     (180)    10,937
          payable
                                                   -------  -------
                                                   -----    -----
           Net cash used in financing              (1,675,  (1,439,
          activities                               296)     063)
                                                   -------  -------
                                                   -----    -----

           Net (decrease) increase in cash and     (181,89  19,296
          cash equivalents                         1)

          Beginning of period                      271,508  128,990
                                                   -------  -------
                                                   -----    -----
          End of period                         $  89,617   148,286
                                                   =======  =======
          Reconciliation of net income to net
          cash
          provided by operating activities
          Net income                            $  1,445,3  1,548,1
                                                   67       99

          Adjustments to reconcile net income
          to net
          cash provided by operating
          activities

          Depreciation, depletion and              76,070   73,829
          amortization
          Accretion of asset retirement            32,133   17,332
          obligation
          Settlement of asset retirement
          obligations
           for plugged and abandoned wells         (544)    (2,645)
          Increase in receivables                  (59,621  (178,35
                                                   )        6)
                                                   -------  -------
                                                   -----    -----
          Net cash provided by operating        $  1,493,4  1,458,3
          activities                               05       59
                                                   =======  =======
          Noncash   investing   and   financing
          activities:

          Increase in oil and gas properties  -
          SFAS No. 143
           Additional wells                     $  517      2,881
                                                   =======  =======
           Decrease working interest from farm- $  -        (32,811
          out                                               )
                                                   =======  =======




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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

                 Southwest Royalties, Inc. Income Fund VI
                    (a Tennessee limited partnership)

                      Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  510,646  501,653
Additional abandonment obligations     517      2,881
from new wells
Reduction  of obligations  due  to     -        (32,811
farmouts                                        )
Settlement   of  obligations   for     (544)    (2,645)
plugged and abandoned wells
Accretion expense                      32,133   17,333
                                       -------  -------
                                       -------  -----
End of period                       $  542,752  486,411
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            4,060     5,056
barrels
Gas production in mcf        64,277    72,275
Total (BOE)                  14,773    17,102
Average price per barrel  $    69.49
of oil                                 61.60
Average price per mcf of  $     8.07
gas                                    7.98
Partnership               $  550,000   450,000
distributions
Limited partner           $  495,000   405,000
distributions
Per unit distribution to  $    24.75
limited partners                       20.25
Number of limited            20,000    20,000
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales decreased $87,700, of which price variances accounted for a $37,500 increase and production variances accounted for a $125,200 decrease.

Production in 2006 (on a BOE basis) was 14% lower than 2005. The oil volume in 2006 was 20% lower than 2005 due primarily to two wells on a property that were down with mechanical problems. Both wells were returned to production during the third quarter 2006. Our gas production was 11% lower in 2006 due primarily to normal production decline in one field partially offset by production from a new gas well.

In 2006, our realized oil price was 13% higher than 2005, while our realized gas price was 1% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $13.71 per BOE in 2005 to $18.58 per BOE in 2006. The increase in oil and gas production costs is primarily due to a workover performed on an oil well.

Expenses
Depletion on a BOE basis increased 13% in 2006. Comparing 2006 to 2005, depletion expense decreased $500, of which rate variances accounted for a $2,600 increase and production variances accounted for a $3,100 decrease.

Accretion expense increased 104% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General  and administrative ("G&A") expenses were 17% higher in 2006.   The
increase in general and administrative expenses is primarily due to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            15,844    16,337
barrels
Gas production in mcf        203,447   212,214
Total (BOE)                  49,752    51,706
Average price per barrel  $    67.46
of oil                                 55.22
Average price per mcf of  $     7.68
gas                                    7.00
Partnership               $  1,675,11  1,450,00
distributions                6         0
Limited partner           $  1,507,61  1,305,00
distributions                6         0
Per unit distribution to  $    75.38
limited partners                       65.25
Number of limited            20,000    20,000
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $243,800, of which price variances accounted for a $332,400 increase and production variances accounted for a $88,600 decrease.

Production in 2006 (on a BOE basis) was 4% lower than 2005.

In 2006, our realized oil price was 22% higher than 2005, while our realized gas price was 10% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $12.29 per BOE in 2005 to $19.16 per BOE in 2006. The increase in oil and gas production costs in 2006 is due primarily to a workover performed on an oil well.

Expenses
Depletion on a BOE basis increased 7% in 2006. Comparing 2006 to 2005, depletion expense increased $2,200, of which rate variances accounted for a $5,000 increase and production variances accounted for a $2,800 decrease.

Accretion expense increased 85% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General  and administrative ("G&A") expenses were 12% higher in 2006.   The
increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2006 were $1,675,116, of which $1,507,616 was distributed to the limited partners and $167,500 to the general partners. Cumulative cash distributions of $23,004,102 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $20,719,407 or $1,035.97 per limited partner unit has been distributed to the limited partners, representing 207% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Date:     November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties, Inc. Income Fund VI

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties, Inc. Income Fund VI (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006