Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2007-08-13
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$105,290	$107,173
Receivable from Managing General Partner	373,930	346,092
Oklahoma income tax deposits	173	169
Total current assets	479,393	453,434

Oil and gas properties - using the full-
cost method of accounting	8,737,296	8,756,909
Less accumulated depreciation,
depletion and amortization	6,532,074	6,455,208
Net oil and gas properties	2,205,222	2,301,701

	$2,684,615	$2,755,135

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$733,754	$779,187

Partners' equity (deficit):
General partner	(659,241)	(656,728)
Limited partners	2,610,102	2,632,676
Total partners' equity	1,950,861	1,975,948

	$2,684,615	$2,755,135

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$452,029	$527,941	$1,036,372	$1,151,726
Interest	1,734	2,138	3,431	4,519
	453,763	530,079	1,039,803	1,156,245
Expenses

Depreciation, depletion and amortization	37,096	27,338	76,866	53,527
Accretion expense	16,045	11,039	33,432	20,832
General and administrative	44,820	46,996	79,543	89,715
	97,961	85,373	189,841	164,074

Net income	$355,802	$444,706	$849,962	$992,171

Net income allocated to:
Managing General Partner	$35,580	$44,471	$84,996	$99,217

Limited Partners	$320,222	$400,235	$764,966	$892,954

Per limited partner unit	$16.01	$20.01	$38.25	$44.65

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net
profits interests	$949,278	$1,034,527
Cash paid to suppliers	(79,543)	(89,715)
Interest received	3,431	4,519
Net cash provided by operating activities	873,166	949,331

Cash flows from financing activities:
Distributions to partners	(875,049)	(1,125,116)
Decrease in distributions payable	-	(315)
Net cash used in financing activities	(875,049)	(1,125,431)

Net decrease in cash and cash equivalents	(1,883)	(176,100)

Beginning of period	107,173	271,508

End of period	$105,290	$95,408

Reconciliation of net income to net
cash provided by operating activities:

Net income	$849,962	$992,171

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	76,866	53,527
Accretion expense	33,432	20,832
Settlement of asset retirement obligations
for plugged and abandoned wells	(59,252)	-
Increase in receivables	(27,842)	(117,199)
Net cash provided by operating activities	$873,166	$949,331

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
SFAS No. 143	$(19,613)	$517

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

(2)	Administrative costs in any year, which exceed 2% of capital contributions, shall be paid by the Managing General Partner and will be treated as a capital contribution.

2.            Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007, and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$779,187	$510,646
Additional abandonment obligations from new wells	-	517
Reduction of obligations due to plugged and abandoned wells	(59,252)	-
Reduction of obligations due to farm-outs	(19,613)	-
Accretion expense	33,432	20,832
End of period	$733,754	$531,995

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	5,237	6,022
Gas production in mcf	71,315	71,612
Total (BOE)	17,123	17,957
Average price per barrel of oil	$62.77	$68.95
Average price per mcf of gas	$6.40	$7.48
Partnership distributions	$400,049	$550,116
Limited partner distributions	$360,040	$495,116
Per unit distribution to limited partners	$18.00	$24.76
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $165,416, of which price variances accounted for a $109,069 decrease and production variances accounted for a $56,347 decrease.

Production in 2007 (on a BOE basis) was 5% lower than 2006.  Oil production decreased 13% in 2007 due primarily to production decline on two oil wells.  Our gas production was less than 1% lower in 2007 than 2006.

In 2007, our realized oil price was 9% lower than 2006, while our realized gas price was 14% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $23.55 per BOE in 2006 to $19.47 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to subsurface repairs on a well in 2006.

Expenses
Depletion on a BOE basis increased 42% in 2007.  Comparing 2007 to 2006, depletion expense increased $9,758, of which rate variances accounted for a $11,028 increase and production variances accounted for a $1,270 decrease.

Accretion expense increased 45% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 5% lower in 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	10,255	11,784
Gas production in mcf	140,101	139,170
Total (BOE)	33,605	34,979
Average price per barrel of oil	$62.92	$66.76
Average price per mcf of gas	$6.87	$7.50
Partnership distributions	$875,049	$1,125,116
Limited partner distributions	$787,540	$1,012,616
Per unit distribution to limited partners	$39.38	$50.63
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $222,452, of which price variances accounted for a $127,355 decrease and production variances accounted for a $95,097 decrease.

Production in 2007 (on a BOE basis) was 4% lower than 2006.  Oil production decreased 13% in 2007 due primarily to production decline on two oil wells.  Our gas production was 1% higher in 2007 than 2006 due primarily to production from a new gas well.

In 2007, our realized oil price was 6% lower than 2006, while our realized gas price was 8% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $19.40 per BOE in 2006 to $17.00 per BOE in 2007.  The decrease in oil and gas production costs in 2007 was due primarily to subsurface repairs on a well in 2006.

Expenses
Depletion on a BOE basis increased 49% in 2007.  Comparing 2007 to 2006, depletion expense increased $23,339, of which rate variances accounted for a $25,441 increase and production variances accounted for a $2,102 decrease.

Accretion expense increased 60% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 11% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2007 were $875,049, of which $787,540 was distributed to the limited partners and $87,509 to the general partners.  Cumulative cash distributions of $24,304,151 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $21,889,447 or $1,094.47 per limited partner unit has been distributed to the limited partners, representing 219% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007