Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2007-11-13
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$106,578	$107,173
Receivable from Managing General Partner	352,487	346,092
Oklahoma income tax deposits	202	169
Total current assets	459,267	453,434

Oil and gas properties - using the full-
cost method of accounting	8,737,296	8,756,909
Less accumulated depreciation,
depletion and amortization	6,566,930	6,455,208
Net oil and gas properties	2,170,366	2,301,701

	$2,629,633	$2,755,135

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$750,115	$779,187

Partners' equity (deficit):
General partner	(666,375)	(656,728)
Limited partners	2,545,893	2,632,676
Total partners' equity	1,879,518	1,975,948

	$2,629,633	$2,755,135

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$450,983	$526,169	$1,487,354	$1,677,894
Interest	1,635	1,693	5,066	6,212
	452,618	527,862	1,492,420	1,684,106
Expenses

Depreciation, depletion and amortization	34,856	22,543	111,722	76,070
Accretion expense	16,361	11,301	49,793	32,133
General and administrative	47,743	40,821	127,286	130,536
	98,960	74,665	288,801	238,739

Net income	$353,658	$453,197	$1,203,619	$1,445,367

Net income allocated to:
Managing General Partner	$35,366	$45,320	$120,362	$144,537

Limited Partners	$318,292	$407,877	$1,083,257	$1,300,830

Per limited partner unit	$15.91	$20.39	$54.16	$65.04

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net
profits interests	$1,421,674	$1,617,729
Cash paid to suppliers	(127,286)	(130,536)
Interest received	5,066	6,212
Net cash provided by operating activities	1,299,454	1,493,405

Cash flows from financing activities:
Distributions to partners	(1,300,049)	(1,675,116)
Decrease in distributions payable	-	(180)
Net cash used in financing activities	(1,300,049)	(1,675,296)

Net decrease in cash and cash equivalents	(595)	(181,891)

Beginning of period	107,173	271,508

End of period	$106,578	$89,617

Reconciliation of net income to net
cash provided by operating activities:

Net income	$1,203,619	$1,445,367

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	111,722	76,070
Accretion expense	49,793	32,133
Settlement of asset retirement obligations
for plugged and abandoned wells	(59,252)	(544)
Increase in receivables	(6,428)	(59,621)
Net cash provided by operating activities	$1,299,454	$1,493,405

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
SFAS No. 143	$(19,613)	$517

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007, and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$779,187	$510,646
Additional abandonment obligations from new wells	-	517
Settlement of obligations for plugged and abandoned wells	(59,252)	(544)
Reduction of obligations due to farm-outs	(19,613)	-
Accretion expense	49,793	32,133
End of period	$750,115	$542,752

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	3,514	4,060
Gas production in mcf	70,055	64,277
Total (BOE)	15,190	14,773
Average price per barrel of oil	$74.80	$69.49
Average price per mcf of gas	$7.38	$8.07
Partnership distributions	$425,000	$550,000
Limited partner distributions	$382,500	$495,000
Per unit distribution to limited partners	$19.13	$24.75
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $20,910, of which price variances accounted for a $29,586 decrease and production variances accounted for a $8,676 increase.

Production in 2007 (on a BOE basis) was 3% higher than 2006.  The oil volume in 2007 was 13% lower than 2006 due primarily to a production decline on an oil property.  Our gas production was 9% higher in 2007 than 2006 due primarily to production from a new gas well.

In 2007, our realized oil price was 8% higher than 2006, while our realized gas price was 9% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $18.58 per BOE in 2006 to $21.65 per BOE in 2007.  The increase in oil and gas production costs is primarily due to a workover on a saltwater disposal well.

Expenses
Depletion on a BOE basis increased 50% in 2007.  Comparing 2007 to 2006, depletion expense increased $12,313, of which rate variances accounted for a $11,677 increase and production variances accounted for a $636 increase.

Accretion expense increased 45% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 17% higher in 2007.  The increase in general and administrative expenses is primarily due to an increase in engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	13,769	15,844
Gas production in mcf	210,156	203,447
Total (BOE)	48,795	49,752
Average price per barrel of oil	$65.95	$67.46
Average price per mcf of gas	$7.04	$7.68
Partnership distributions	$1,300,049	$1,675,116
Limited partner distributions	$1,170,040	$1,507,616
Per unit distribution to limited partners	$58.50	$75.38
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $243,362, of which price variances accounted for a $154,896 decrease and production variances accounted for a $88,466 decrease.

Production in 2007 (on a BOE basis) was 2% lower than 2006.  The oil volume in 2007 was 13% lower than 2006 due primarily to production decline on an oil field.  Our gas production was 3% higher in 2007 than 2006 due primarily to production from a new gas well.

In 2007, our realized oil price was 2% lower than 2006, while our realized gas price was 8% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $19.16 per BOE in 2006 to $18.45 per BOE in 2007.

Expenses
Depletion on a BOE basis increased 50% in 2007.  Comparing 2007 to 2006, depletion expense increased $35,652, of which rate variances accounted for a $37,115 increase and production variances accounted for a $1,463 decrease.

Accretion expense increased 55% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 2% lower in 2007.

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2007 were $1,300,049, of which $1,170,040 was distributed to the limited partners and $130,009 to the general partners.  Cumulative cash distributions of $24,729,151 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $22,271,947 or $1,113.60 per limited partner unit has been distributed to the limited partners, representing 223% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007