Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2008-08-14
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$103,712	$109,927
Receivable from Managing General Partner	855,919	413,416
Oklahoma income tax deposits	77	112
Total current assets	959,708	523,455

Oil and gas properties - using the full-
cost method of accounting	8,682,578	8,734,608
Less accumulated depreciation,
depletion and amortization	6,664,760	6,597,897

Net oil and gas properties	2,017,818	2,136,711
	$2,977,526	$2,660,166

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$734,055	$764,116

Partners' equity (deficit):
General partner	(629,976)	(664,722)
Limited partners	2,873,447	2,560,772
Total partners' equity	2,243,471	1,896,050
	$2,977,526	$2,660,166

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$1,206,173	$452,029	$2,479,096	$1,036,372
Interest	661	1,734	1,695	3,431
	1,206,834	453,763	2,480,791	1,039,803
Expenses

Depreciation, depletion and amortization	30,434	37,096	66,863	76,866
Accretion expense	9,323	16,045	21,969	33,432
General and administrative	49,505	44,820	94,503	79,543
	89,262	97,961	183,335	189,841

Net income	$1,117,572	$355,802	$2,297,456	$849,962

Net income allocated to:
Managing General Partner	$111,757	$35,580	$229,746	$84,996

Limited Partners	$1,005,815	$320,222	$2,067,710	$764,966

Per limited partner unit	$50.29	$16.01	$103.39	$38.25

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net
profits interests	$2,036,628	$949,278
Cash paid to suppliers	(94,503)	(79,543)
Interest received	1,695	3,431
Net cash provided by operating activities	1,943,820	873,166

Cash flows used in financing activities:
Distributions to partners	(1,950,035)	(875,049)

Net decrease in cash and cash equivalents	(6,215)	(1,883)

Beginning of period	109,927	107,173

End of period	$103,712	$105,290

Reconciliation of net income to net
cash provided by operating activities:

Net income	$2,297,456	$849,962

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	66,863	76,866
Accretion expense	21,969	33,432
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(59,252)
Increase in receivables	(442,468)	(27,842)
Net cash provided by operating activities	$1,943,820	$873,166

Noncash investing and financing activities:

Decrease in oil and gas properties –
SFAS No. 143	$(52,030)	$(19,613)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$764,116	$779,187
Additional abandonment obligations from new wells	352	-
Reduction of obligations due to plugged and abandoned wells	-	(59,252)
Reduction of obligations due to farm-outs	(498)	(19,613)
Revision of estimates	(51,884)	-
Accretion expense	21,969	33,432
End of period	$734,055	$733,754

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	4,157	5,237
Gas production in mcf	76,505	71,315
Total (BOE)	16,908	17,123
Average price per barrel of oil	$130.57	$62.77
Average price per mcf of gas	$12.43	$6.40
Partnership distributions	$1,000,035	$400,049
Limited partner distributions	$900,035	$360,040
Per unit distribution to limited partners	$45.00	$18.00
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $708,469, of which price variances accounted for a $743,027 increase and production variances accounted for a $34,558 decrease.

Production in 2008 (on a BOE basis) was 1% lower than 2007.  Oil production decreased 21% in 2008 due primarily to the loss of production from a well that was temporarily abandoned .  Also contributing to the decrease was a production decline on a property partially offset by production from new wells on that property.  Our gas production was 7% higher in 2008 than 2007.

In 2008, our realized oil price was 108% higher than 2007, while our realized gas price was 94% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $19.47 per BOE in 2007 to $17.01 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to the replacement of tubing in a saltwater disposal well in 2007.  This was offset by an increase in production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis decreased 17% in 2008.  Comparing 2008 to 2007, depletion expense decreased $6,662, of which rate variances accounted for a $6,196 decrease and production variances accounted for a $466 decrease.

Accretion expense decreased 42% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 10% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	10,286	10,255
Gas production in mcf	149,926	140,101
Total (BOE)	35,274	33,605
Average price per barrel of oil	$118.00	$62.92
Average price per mcf of gas	$12.29	$6.87
Partnership distributions	$1,950,035	$875,049
Limited partner distributions	$1,755,035	$787,540
Per unit distribution to limited partners	$87.75	$39.38
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $1,448,601, of which price variances accounted for a $1,379,150 increase and production variances accounted for a $69,451 increase.

Production in 2008 (on a BOE basis) was 5% higher than 2007.  Oil production increased less than 1% in 2008.  Our gas production was 7% higher in 2008 than 2007 due primarily to production from a new gas well completed in November 2007.

In 2008, our realized oil price was 88% higher than 2007, while our realized gas price was 79% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $17.00 per BOE in 2007 to $16.37 per BOE in 2008.  The decrease in oil and gas production costs in 2008 was due primarily to the replacement of tubing in a saltwater disposal well in 2007.  This was offset by an increase in production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis decreased 17% in 2008.  Comparing 2008 to 2007, depletion expense decreased $10,003, of which rate variances accounted for a $13,819 decrease and production variances accounted for a $3,816 increase.

Accretion expense decreased 34% in 2008 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 19% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2008 were $1,950,035, of which $1,755,035 was distributed to the limited partners and $195,000 to the general partners.  Cumulative cash distributions of $27,129,186 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $24,431,982 or $1,221.60 per limited partner unit has been distributed to the limited partners, representing 244% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008