Form 10-Q
period 2008-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2008-11-14
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$99,691	$109,927
Receivable from Managing General Partner	842,582	413,416
Oklahoma income tax deposits	77	112
Total current assets	942,350	523,455

Oil and gas properties - using the full-
cost method of accounting	8,684,948	8,734,608
Less accumulated depreciation,
depletion and amortization	6,698,655	6,597,897

Net oil and gas properties	1,986,293	2,136,711
	$2,928,643	$2,660,166

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$752,816	$764,116

Partners' equity (deficit):
General partner	(636,741)	(664,722)
Limited partners	2,812,568	2,560,772
Total partners' equity	2,175,827	1,896,050
	$2,928,643	$2,660,166

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$894,901	$450,983	$3,373,996	$1,487,354
Interest	685	1,635	2,381	5,066
	895,586	452,618	3,376,377	1,492,420
Expenses

Depreciation, depletion and amortization	33,895	34,856	100,758	111,722
Accretion expense	16,391	16,361	38,360	49,793
General and administrative	42,944	47,743	137,447	127,286
	93,230	98,960	276,565	288,801

Net income	$802,356	$353,658	$3,099,812	$1,203,619

Net income allocated to:
Managing General Partner	$80,236	$35,366	$309,981	$120,362

Limited Partners	$722,120	$318,292	$2,789,831	$1,083,257

Per limited partner unit	$36.11	$15.91	$139.49	$54.16

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net
profits interests	$2,944,865	$1,421,674
Cash paid to suppliers	(137,447)	(127,286)
Interest received	2,381	5,066
Net cash provided by operating activities	2,809,799	1,299,454

Cash flows used in financing activities:

Distributions to partners	(2,820,035)	(1,300,049)

Net decrease in cash and cash equivalents	(10,236)	(595)

Beginning of period	109,927	107,173

End of period	$99,691	$106,578

Reconciliation of net income to net
cash provided by operating activities:

Net income	$3,099,812	$1,203,619

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	100,758	111,722
Accretion expense	38,360	49,793
Settlement of asset retirement obligations
for plugged and abandoned wells	-	(59,252)
Increase in receivables	(429,131)	(6,428)
Net cash provided by operating activities	$2,809,799	$1,299,454

Noncash investing and financing activities:

Decrease in oil and gas properties –
SFAS No. 143	$(49,660)	$(19,613)

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

2.      Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008, and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$764,116	$779,187
Additional abandonment obligations from new wells	2,722	-
Settlement of obligations for plugged and abandoned wells	-	(59,252)
Reduction of obligations due to farm-outs	(498)	(19,613)
Revisions of estimates	(51,884)	-
Accretion expense	38,360	49,793
End of period	$752,816	$750,115

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	5,854	3,514
Gas production in mcf	64,220	70,055
Total (BOE)	16,557	15,190
Average price per barrel of oil	$114.19	$74.80
Average price per mcf of gas	$10.16	$7.38
Partnership distributions	$870,000	$425,000
Limited partner distributions	$783,000	$382,500
Per unit distribution to limited partners	$39.15	$19.13
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $541,172, of which price variances accounted for a $409,200 increase and production variances accounted for a $131,972 increase.

Production in 2008 (on a BOE basis) was 9% higher than 2007.  The oil volume in 2008 was 67% higher than 2007 due primarily to new wells drilled and existing wells recompleted under the terms of farm-out arrangements.  Our gas production was 8% lower in 2008 than 2007.

In 2008, our realized oil price was 53% higher than 2007, while our realized gas price was 38% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $21.65 per BOE in 2007 to $25.73 per BOE in 2008.  The increase in oil and gas production costs is primarily due to the recompletion of an oil well and subsurface repairs on another oil well.   Also contributing to the increase was higher production taxes resulting from the higher commodity prices.

Depletion on a BOE basis decreased 11% in 2008.  Comparing 2008 to 2007, depletion expense decreased $961, of which rate variances accounted for a $4,099 decrease and production variances accounted for a $3,138 increase.

Accretion expense increased less than 1% in 2008.

General and administrative (“G&A”) expenses were 10% lower in 2008 due primarily to lower engineering fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	16,140	13,769
Gas production in mcf	214,146	210,156
Total (BOE)	51,831	48,795
Average price per barrel of oil	$116.62	$65.95
Average price per mcf of gas	$11.65	$7.04
Partnership distributions	$2,820,035	$1,300,049
Limited partner distributions	$2,538,035	$1,170,040
Per unit distribution to limited partners	$126.90	$58.50
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $1,989,773, of which price variances accounted for a $1,805,306 increase and production variances accounted for a $184,467 increase.

Production in 2008 (on a BOE basis) was 6% higher than 2007.  The oil volume in 2008 was 17% higher than 2007 due primarily to new wells drilled and existing wells recompleted under the terms of farm-out arrangements.  Our gas production was 2% higher in 2008 than 2007.

In 2008, our realized oil price was 77% higher than 2007, while our realized gas price was 66% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $18.45 per BOE in 2007 to $19.36 per BOE in 2008.

Depletion on a BOE basis decreased 15% in 2008.  Comparing 2008 to 2007, depletion expense decreased $10,964, of which rate variances accounted for a $17,915 decrease and production variances accounted for a $6,951 increase.

Accretion expense decreased 23% in 2008 due primarily to changes in estimates of asset retirement obligations.

General and administrative (“G&A”) expenses were 8% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2008 were $2,820,035, of which $2,538,035 was distributed to the limited partners and $282,000 to the general partners.  Cumulative cash distributions of $27,999,186 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $25,214,982 or $1,260.75 per limited partner unit has been distributed to the limited partners, representing 252% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008