Form 10-Q
period 2009-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2009-11-16
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The December 31, 2008 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$102,790	$88,123
Receivable from Managing General Partner	210,777	195,668
Oklahoma income tax deposits	-	77
Total current assets	313,567	283,868

Oil and gas properties - using the full-
cost method of accounting	8,801,548	8,686,062
Less accumulated depreciation,
depletion and amortization	6,852,813	6,736,465

Net oil and gas properties	1,948,735	1,949,597
	$2,262,302	$2,233,465

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$940,837	$770,767

Partners' equity (deficit):
General partner	(722,183)	(708,054)
Limited partners	2,043,648	2,170,752

Total partners' equity	1,321,465	1,462,698
	$2,262,302	$2,233,465

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues

Income from net profits interests	$390,206	$894,901	$841,013	$3,373,996
Interest	75	685	217	2,381
Miscellaneous	-	-	84	-
	390,281	895,586	841,314	3,376,377
Expenses

Depreciation, depletion and amortization	39,560	33,895	116,348	100,758
Accretion expense	19,682	16,391	54,584	38,360
General and administrative	45,780	42,944	141,543	137,447
	105,022	93,230	312,475	276,565

Net income	$285,259	$802,356	$528,839	$3,099,812

Net income allocated to:
Managing General Partner	$28,526	$80,236	$52,884	$309,981

Limited Partners	$256,733	$722,120	$475,955	$2,789,831

Per limited partner unit	$12.84	$36.11	$23.80	$139.49

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:

Cash received from income from net
profits interests	$825,981	$2,944,865
Cash paid to suppliers	(141,543)	(137,447)
Interest received	217	2,381
Miscellaneous	84	-
Net cash provided by operating activities	684,739	2,809,799

Cash flows used in financing activities:

Distributions to partners	(670,072)	(2,820,035)

Net increase (decrease) in cash and cash equivalents	14,667	(10,236)

Beginning of period	88,123	109,927

End of period	$102,790	$99,691

Reconciliation of net income to net
cash provided by operating activities:

Net income	$528,839	$3,099,812

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	116,348	100,758
Accretion expense	54,584	38,360
Increase in receivables	(15,032)	(429,131)
Net cash provided by operating activities	$684,739	$2,809,799

Noncash investing and financing activities:

Increase (decrease) in oil and gas properties –
Asset retirement obligations	$115,486	$(49,660)

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

2.             Summary of Significant Accounting Policies
The interim financial information as of September 30, 2009, and for the three and nine months ended September 30, 2009, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.             Abandonment Obligations
The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Changes in abandonment obligations for the nine months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Beginning of period	$770,767	$764,116
Additional abandonment obligations from new wells	728	2,722
Reduction of obligations due to farm-outs	-	(498)
Revisions of estimates	114,758	(51,884)
Accretion expense	54,584	38,360
End of period	$940,837	$752,816

Southwest Royalties, Inc. Income Fund VI

Notes to Financial Statements

4.             Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

5.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were available to be issued.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2009, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2009, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2009	2008
Oil production in barrels	5,506	5,854
Gas production in mcf	70,149	64,220
Total (BOE)	17,198	16,557
Average price per barrel of oil	$65.10	$114.19
Average price per mcf of gas	$4.87	$10.16
Partnership distributions	$225,000	$870,000
Limited partner distributions	$202,500	$783,000
Per unit distribution to limited partners	$10.13	$39.15
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective quarterly period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $620,929, of which price variances accounted for a $641,432 decrease and production variances accounted for a $20,503 increase.

Production in 2009 (on a BOE basis) was 4% higher than 2008.  Oil production in 2009 was 6% lower than 2008.  Our gas production was 9% higher in 2009 than 2008.

In 2009, our realized oil price was 43% lower than 2008, while our realized gas price was 52% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $25.73 per BOE in 2008 to $18.02 per BOE in 2009.  The decrease in oil and gas production costs is primarily due to subsurface repairs in 2008 on a saltwater disposal well.  Also contributing to the decrease were lower production taxes resulting from lower oil and gas revenues.

Expenses
Depletion on a BOE basis increased 12% in 2009.  Comparing 2009 to 2008, depletion expense increased $5,665, of which rate variances accounted for a $4,354 increase and production variances accounted for a $1,311 increase.

Accretion expense increased 20% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 7% higher in 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2009	2008
Oil production in barrels	17,928	16,140
Gas production in mcf	195,933	214,146
Total (BOE)	50,584	51,831
Average price per barrel of oil	$50.91	$116.62
Average price per mcf of gas	$4.27	$11.65
Partnership distributions	$670,072	$2,820,035
Limited partner distributions	$603,059	$2,538,035
Per unit distribution to limited partners	$30.15	$126.90
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2009 and 2008.  Unless otherwise indicated, references to 2009 and 2008 within this section refer to the respective nine-month period.

Revenue
Comparing 2009 to 2008, oil and gas sales decreased $2,628,743, of which price variances accounted for a $2,625,037 decrease and production variances accounted for a $3,706 decrease.

Production in 2009 (on a BOE basis) was 2% lower than 2008.  Oil production in 2009 was 11% higher than 2008 due primarily to production from new wells drilled in the third and fourth quarters of 2008 and first quarter 2009.  Our gas production was 9% lower in 2009 than 2008.

In 2009, our realized oil price was 56% lower than 2008, while our realized gas price was 63% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $19.36 per BOE in 2008 to $17.94 per BOE in 2009.

Expenses
Depletion on a BOE basis increased 18% in 2009.  Comparing 2009 to 2008, depletion expense increased $15,590, of which rate variances accounted for a $18,015 increase and production variances accounted for a $2,425 decrease.

Accretion expense increased 42% in 2009 due primarily to changes in asset retirement obligations.

General and administrative (“G&A”) expenses were 3% higher in 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2009 were $670,072, of which $603,059 was distributed to the limited partners and $67,013 to the general partners.  Cumulative cash distributions of $29,569,258 have been made to the general and limited partners as of September 30, 2009.  As of September 30, 2009, $26,628,041 or $1,331.40 per limited partner unit has been distributed to the limited partners, representing 266% of contributed capital.

Recent Accounting Pronouncements
Effective July 1, 2009, the Partnership adopted SFAS No. 168, “The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”) superseded by topic 105-10-5 of the FASB Accounting Standards Codification (“ASC”).  SFAS 168 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption did not have a material impact on our financial statements.

Effective April 1, 2009, the Partnership adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) (superseded by ASC topic 855-10-5), which establishes principles and requirements for disclosure of subsequent events.  It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure.  It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our disclosure of subsequent events.

In December 2008, the SEC released Final Rule, “Modernization of Oil and Gas Reporting”. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (1) report the independence and qualifications of its reserves preparer or auditor, (2) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit, and (3) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but it is not expected to have a significant effect on our reported financial position or results of operations.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 16, 2009