Form 10-Q
period 2010-06-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2010-08-13
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$225,845	$142,101
Receivable from Managing General Partner	232,958	329,695
Total current assets	458,803	471,796

Oil and gas properties - using the full-
cost method of accounting	8,811,607	8,801,548
Less accumulated depreciation,
depletion and amortization	6,966,890	6,894,085

Net oil and gas properties	1,844,717	1,907,463
	$2,303,520	$2,379,259

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$1,003,230	$960,667

Partners' equity (deficit):
General partner	(724,301)	(712,470)
Limited partners	2,024,591	2,131,062

Total partners' equity	1,300,290	1,418,592
	$2,303,520	$2,379,259

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$464,018	$230,941	$957,870	$450,807
Interest	196	70	336	142
Miscellaneous income	-	-	-	84
	464,214	231,011	958,206	451,033
Expenses

Depreciation, depletion and amortization	36,460	38,694	72,805	76,788
Accretion expense	16,383	17,636	32,504	34,902
General and administrative	43,945	47,618	96,180	95,763
	96,788	103,948	201,489	207,453

Net income	$367,426	$127,063	$756,717	$243,580

Net income allocated to:
Managing General Partner	$36,743	$12,706	$75,672	$24,358

Limited Partners	$330,683	$114,357	$681,045	$219,222

Per limited partner unit	$16.53	$5.72	$34.05	$10.96

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net
profits interests	$1,054,607	$535,198
Cash paid to suppliers	(96,180)	(95,763)
Interest received	336	142
Miscellaneous income	-	84
Net cash provided by operating activities	958,763	439,661

Cash flows used in financing activities:
Distributions to partners	(875,019)	(445,072)

Net increase (decrease) in cash and cash equivalents	83,744	(5,411)

Beginning of period	142,101	88,123

End of period	$225,845	$82,712

Reconciliation of net income to net
cash provided by operating activities:

Net income	$756,717	$243,580

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	72,805	76,788
Accretion expense	32,504	34,902
Decrease in receivables	96,737	84,391
Net cash provided by operating activities	$958,763	$439,661

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$10,059	$115,486

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$960,667	$770,767
Additional abandonment obligations from new wells	-	728
Revision of estimates	10,059	114,758
Accretion expense	32,504	34,902
End of period	$1,003,230	$921,155

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	6,352	6,277
Gas production in mcf	59,686	61,611
Total (BOE)	16,300	16,546
Average price per barrel of oil	$75.36	$54.39
Average price per mcf of gas	$5.82	$4.00
Partnership distributions	$525,019	$200,072
Limited partner distributions	$472,516	$180,059
Per unit distribution to limited partners	$23.63	$9.00
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $238,219, of which price variances accounted for a $241,834 increase and production variances accounted for a $3,615 decrease.

Production in 2010 (on a BOE basis) was 1% lower than 2009.  Oil production increased 1% in 2010 than 2009.  Our gas production was 3% lower in 2010 than 2009.

In 2010, our realized oil price was 39% higher than 2009, while our realized gas price was 46% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $21.56 per BOE in 2009 to $22.20 per BOE in 2010.

Expenses
Depletion on a BOE basis decreased 4% in 2010.  Comparing 2010 to 2009, depletion expense decreased $2,234, of which rate variances accounted for a $1,659 decrease and production variances accounted for a $575 decrease.

Accretion expense decreased 7% in 2010 than 2009.

General and administrative (“G&A”) expenses were 8% lower in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	11,224	12,422
Gas production in mcf	122,633	125,784
Total (BOE)	31,663	33,386
Average price per barrel of oil	$74.41	$44.62
Average price per mcf of gas	$6.57	$3.93
Partnership distributions	$875,019	$445,072
Limited partner distributions	$787,516	$400,559
Per unit distribution to limited partners	$39.38	$20.03
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $592,545, of which price variances accounted for a $658,387 increase and production variances accounted for a $65,842 decrease.

Production in 2010 (on a BOE basis) was 5% lower than 2009.  Oil production decreased 10% in 2010 due primarily to the production decline on one property.  Our gas production was 3% lower in 2010 than 2009.

In 2010, our realized oil price was 67% higher than 2009, while our realized gas price was 67% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $17.91 per BOE in 2009 to $21.58 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the workover of an oil well.

Expenses
Depletion on a BOE basis remained the same in 2010 and 2009.  Comparing 2010 to 2009, depletion expense decreased $3,983, of which rate variances accounted for a $20 decrease and production variances accounted for a $3,963 decrease.

Accretion expense decreased 7% in 2010 than 2009.

General and administrative (“G&A”) expenses were less than 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ended June 30, 2010 were $875,019, of which $787,516 was distributed to the limited partners and $87,503 to the general partners.  Cumulative cash distributions of $30,744,277 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $27,685,557 or $1,384.28 per limited partner unit has been distributed to the limited partners, representing 277% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010