Form 10-Q
period 2010-09-30
SOUTHWEST ROYALTIES INC INCOME FUND VI
filed 2010-11-12
CIK 796489

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties, Inc. Income Fund VI
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$245,685	$142,101
Receivable from Managing General Partner	227,293	329,695
Total current assets	472,978	471,796

Oil and gas properties - using the full-
cost method of accounting	8,811,607	8,801,548
Less accumulated depreciation,
depletion and amortization	6,996,162	6,894,085

Net oil and gas properties	1,815,445	1,907,463
	$2,288,423	$2,379,259

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$1,020,139	$960,667

Partners' equity (deficit):
General partner	(727,502)	(712,470)
Limited partners	1,995,786	2,131,062

Total partners' equity	1,268,284	1,418,592
	$2,288,423	$2,379,259

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$305,078	$390,206	$1,262,948	$841,013
Interest	174	75	510	217
Miscellaneous	-	-	-	84
	305,252	390,281	1,263,458	841,314
Expenses

Depreciation, depletion and amortization	29,272	39,560	102,077	116,348
Accretion expense	16,909	19,682	49,413	54,584
General and administrative	41,077	45,780	137,257	141,543
	87,258	105,022	288,747	312,475

Net income	$217,994	$285,259	$974,711	$528,839

Net income allocated to:
Managing General Partner	$21,799	$28,526	$97,471	$52,884

Limited Partners	$196,195	$256,733	$877,240	$475,955

Per limited partner unit	$9.81	$12.84	$43.86	$23.80

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties, Inc. Income Fund VI
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net
profits interests	$1,365,350	$825,981
Cash paid to suppliers	(137,257)	(141,543)
Interest received	510	217
Miscellaneous	-	84
Net cash provided by operating activities	1,228,603	684,739

Cash flows used in financing activities:

Distributions to partners	(1,125,019)	(670,072)

Net increase in cash and cash equivalents	103,584	14,667

Beginning of period	142,101	88,123

End of period	$245,685	$102,790

Reconciliation of net income to net
cash provided by operating activities:

Net income	$974,711	$528,839

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	102,077	116,348
Accretion expense	49,413	54,584
Decrease (increase) in receivables	102,402	(15,032)
Net cash provided by operating activities	$1,228,603	$684,739

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligations	$10,059	$115,486

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

2.	Summary of Significant Accounting Policies
The interim financial information as of September 30, 2010, and for the three and nine months ended September 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Southwest Royalties, Inc. Income Fund VI

Notes to Financial Statements

3.	Abandonment Obligations - continued

Changes in abandonment obligations for the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$960,667	$770,767
Additional abandonment obligations from new wells	-	728
Revisions of estimates	10,059	114,758
Accretion expense	49,413	54,584
End of period	$1,020,139	$940,837

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2010	2009
Oil production in barrels	5,371	5,506
Gas production in mcf	53,094	70,149
Total (BOE)	14,220	17,198
Average price per barrel of oil	$74.36	$65.10
Average price per mcf of gas	$5.31	$4.87
Partnership distributions	$250,000	$225,000
Limited partner distributions	$225,000	$202,500
Per unit distribution to limited partners	$11.25	$10.13
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales decreased $18,557, of which price variances accounted for a $73,286 increase and production variances accounted for a $91,843 decrease.

Production in 2010 (on a BOE basis) was 17% lower than 2009.  Oil production in 2010 was 2% lower than 2009.  Our gas production was 24% lower in 2010 due primarily to the production decline on a gas well and a gas well that was shut in most of the third quarter of 2010.

In 2010, our realized oil price was 14% higher than 2009, while our realized gas price was 9% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $18.02 per BOE in 2009 to $26.47 per BOE in 2010.  The increase in oil and gas production costs is primarily due to subsurface repairs on a salt water disposal well.

Expenses
Depletion on a BOE basis decreased 11% in 2010.  Comparing 2010 to 2009, depletion expense decreased $10,288, of which rate variances accounted for a $3,439 decrease and production variances accounted for a $6,849 decrease.

Accretion expense decreased 14% in 2010 due primarily to a number of wells that reached their estimated plug and abandonment date at the end of 2009.

General and administrative (“G&A”) expenses were 10% lower in 2010 due primarily to lower engineering expenses.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2010	2009
Oil production in barrels	16,595	17,928
Gas production in mcf	175,727	195,933
Total (BOE)	45,883	50,584
Average price per barrel of oil	$74.39	$50.91
Average price per mcf of gas	$6.19	$4.27
Partnership distributions	$1,125,019	$670,072
Limited partner distributions	$1,012,516	$603,059
Per unit distribution to limited partners	$50.63	$30.15
Number of limited partner units	20,000	20,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective nine-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $573,988, of which price variances accounted for a $728,056 increase and production variances accounted for a $154,068 decrease.

Production in 2010 (on a BOE basis) was 9% lower than 2009.  Oil production in 2010 was 7% lower than 2009.  Our gas production was 10% lower in 2010 than 2009 due primarily to production declines on two gas wells.

In 2010, our realized oil price was 46% higher than 2009, while our realized gas price was 45% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $17.94 per BOE in 2009 to $23.10 per BOE in 2010.  The increase in oil and gas production costs is primarily due to subsurface repairs on two gas wells.

Expenses
Depletion on a BOE basis decreased 3% in 2010.  Comparing 2010 to 2009, depletion expense decreased $14,271, of which rate variances accounted for a $3,459 decrease and production variances accounted for a $10,812 decrease.

Accretion expense decreased 9% in 2010 than 2009.

General and administrative (“G&A”) expenses were 3% lower in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ended September 30, 2010 were $1,125,019, of which $1,012,516 was distributed to the limited partners and $112,503 to the general partners.  Cumulative cash distributions of $30,994,277 have been made to the general and limited partners as of September 30, 2010.  As of September 30, 2010, $27,910,557 or $1,395.53 per limited partner unit has been distributed to the limited partners, representing 279% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties, Inc. Income Fund VI, a
Tennessee limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2010